Form 10QSB
period 1996-10-31
ARENA GROUP INC
filed 1997-09-24
CIK 814741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: October 31, 1996

[   ] Transition Report Under Section 13 or 15(d) of the Exchange Act


                       Commission File Number: 33-14576-D

                                ARENA GROUP, INC.
      (Exact name of small business Registrant as specified in its charter)

Nevada                                                               87-0453842
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               5 Clancy Lane South
                         Rancho Mirage, California 92270
                    (Address of principal executive offices)

                                 (760) 346-5961
                         (Registrant's telephone number)


                              Weststar Group, Inc.
                             2200 Sunrise Boulevard
                        Rancho Cordova, California 95670
                     (Former name and address of Registrant)

                                    June 30th
   (Former fiscal year end - representing a change from the last report filed)

The Registrant last filed a Report under Section 13 or 15(d) of the Exchange Act on Form 10-Q for the quarterly period ended March 31, 1993. Subsequently the Registrant's two wholly owned subsidiaries were placed under the control of a Court appointed receiver. The business activities of the Registrant's subsidiaries comprises the only business in which the Registrant was engaged. This Report represents the first Report filed by the Registrant since the Court discharged and released the Receiver and closed the proceedings with respect to the Registrant's subsidiaries on July 31, 1996. The Registrant has elected a new fiscal year which would have resulted in a transitional period of one month or less. However, inasmuch as the Registrant is considered a "new entity" for accounting purposes, commencing on July 31, 1996, the Registrant is filing a Quarterly Report rather than a Transition Report.

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[Item - 1] Yes [  ] No [ X ]; [Item - 2] Yes [ X ] No [  ]

                         APPLICABLE ONLY TO CORPORATIONS

State the number of shares outstanding of each of the Registrant's classes of common equity as of the latest practical date:

994,225 shares of its $0.001 par value common stock as of September 10, 1997.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited financial statements as of October 31, 1996 and for the three month period ending and from the commencement of a development stage company through October 31, 1996 are included as part of the Registrant's Form 10-QSB Report for the first quarter of its fiscal year ended July 31, 1997. These financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

In the opinion of management, all adjustments which are necessary in order to make the financial statements not misleading have been made and the Registrant's financial position, results of operations, cash flows and stockholder's equity are presented fairly for the given periods. These financial statements should be read in conjunction with their accompanying footnotes and with the Registrant's audited financial statements and footnotes contained in the Registrant's Form 10-KSB Report for the fiscal year ended July 31, 1997.

                                ARENA GROUP, INC.
                          (a development stage company)
                                  Balance Sheet
                                   [unaudited]
                                October 31, 1996


                                     ASSETS

Current Assets
         Cash in Bank........................................  $         -
                                                               ------------

TOTAL ASSETS.................................................  $         -
                                                               ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts Payable....................................  $       250
                                                               ------------

Stockholders' Equity:
         Common Stock, $.001 par value, 50,000,000
                 shares authorized, 779,940 shares
                 issued and outstanding......................          780
         Capital in excess of par value......................       (1,030)
         Deficit accumulated during the development
                 stage.......................................            -
                                                               ------------
TOTAL STOCKHOLDERS' EQUITY...................................         (250)
                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................  $         -
                                                               ============





The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                             Statement of Operations
                                   [unaudited]



                                                                 From the
                                                              commencement of
                                                               a development
                                     For the Three             stage company
                                      Months Ended                through
                                    October 31, 1996          October 31, 1996
                                    ----------------        --------------------

Revenue...........................       $    -                    $    -
                                         -------                   -------

Expenses:
    Office expenses...............            -                         -
    Public company costs..........            -                         -
    Filing and Registration.......            -                         -
                                         -------                   -------
Total Expenses....................            -                         -
                                         -------                   -------

NET OPERATING LOSS................       $    -                    $    -
                                         =======                   =======

LOSS PER SHARE....................       $    -                    $    -
                                         =======                   =======

SHARES USED TO COMPUTE LOSS
    PER SHARE.....................       994,225                   994,225
                                         =======                   =======








The accompanying notes are an integral part of these financial statements.


                                ARENA GROUP, INC.
                          (a development stage company)
                        Statement of Stockholders' Equity
                                   [unaudited]




                                                                             Deficit
                                                           Capital        Accumulated
                                 Common Stock             in Excess        During the         Total
                        -----------------------------        of           Development      Stockholders'
                           Shares            Amount       Par Value          Stage            Equity
                        --------------   ------------     ---------       -----------      -------------
At commencement of the
     Development Stage,
     July 31, 1996......  779,940          $    780       $ (1,030)         $      -          $  (250)
                          -------          --------       --------          ---------         -------


Net Loss for the
     period ended
     October 31, 1996...       -                 -              -                  -               -
                          -------          --------       ---------         ---------         -------

BALANCE
     October 31, 1996...  779,940          $    780       $ (1,030)         $      -          $   250)
                          =======          ========       ========          =========         =======












The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                             Statements of Cash Flow
                                   [unaudited]



                                                                 From the
                                                              commencement of
                                                               a development
                                      For the Three            stage company
                                      Months Ended                through
                                    October 31, 1996          October 31, 1996
                                 ----------------------    ---------------------

Cash Flows from Operating
Activities:
    Net loss from operations....        $       -                $       -
                                        ----------               ----------

NET CASH USED IN OPERATING
ACTIVITIES......................                -                        -
                                        ----------               ----------

Cash Flows from Financing
Activities:
    Proceeds from sale of
       common stock.............                -                        -
                                        ----------               ----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES..................                -                        -
                                        ----------               ----------

Net increase in cash............                -                        -

Cash at beginning of period.....                -                        -
                                        ----------               ----------

CASH AT END OF PERIOD...........        $       -                $       -
                                        ==========               ==========




The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                     Notes to Unaudited Financial Statements


NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared for the purpose of providing information with respect to the interim three month period ending October 31, 1996, at a time when the Registrant was without a board of directors and without any officers.

From the date of the Registrant's commencement as a development stage company on July 31, 1996 through July 22, 1997, the Registrant did not conduct any business operations. Commencing during the fourth quarter of the fiscal year ending July 31, 1997, the Registrant conducted such business activities as needed in preparation for the July 22, 1997 election of a board of directors. The amounts stated in these financial statements are not purposeful for analyzing the Registrant's normal business operations and should not be considered indicative of the results to be expected for the entire year, nor for the future corresponding quarter of the fiscal year ended July 31, 1998.

The accounting policies followed by the Registrant and other pertinent financial statement disclosures are contained in the footnotes accompanying the Registrant's audited financial statements for its fiscal year ended July 31, 1997. Those financial statements are contained in the Registrant's Form 10-KSB Report which was filed with the Securities and Exchange Commission at or about the same time as this Form 10-QSB Report.


NOTE 2 - COMMON STOCK ISSUED AND OUTSTANDING

On July 22, 1997, by a Written Consent Resolution representing a vote of 61% of the Registrant's shareholders, the Registrant changed its name to Arena Group, Inc. At the same time a reverse split in the Registrant's common stock was approved whereby one (1) share of common stock reflecting the Registrant's new name, Arena Group, Inc., will be issued for seven (7) shares of Registrant's common stock held under its previous name. The herein presented financial statements reflect, in all respects, the Registrant's common stock as adjusted for the 1 for 7 reverse split.

The Registrant issued 214,285 shares of its post split common stock during July of 1997. These shares were issued for a total cash consideration of $15,000. Of the total 214,285 shares, 174,285 shares were issued to one of the Registrant's directors and 40,000 shares were issued to an individual who, after such issuance, holds 8.3% of the Registrant's total issued and outstanding common stock.

The results of operations as presented on a per common share basis is reflected in the accompanying Statement of Operations by using the total number of post split common shares outstanding as of the Registrant's fiscal year ended July 31, 1997. Inasmuch as the Registrant is a development stage company and did not conduct any business operations during the period presented, using the number of common shares outstanding as of the Registrant's year end provides a more comparable and conservative approach to the per share computation for the present and in future periods.

                         PART I - FINANCIAL INFORMATION


ITEM 2.  PLAN OF OPERATIONS

The Registrant's two wholly owned subsidiaries were placed under the control of a Court appointed receiver during 1994. The business activities of the Registrant's subsidiaries comprises the only business in which the Registrant was engaged. This Report represents the first Report filed by the Registrant since the Court discharged and released the Receiver and closed the proceedings with respect to the Registrant's subsidiaries on July 31, 1996.

As a result, for approximately three years, the Registrant has been inactive and has not generated any revenue from any sources. Furthermore, the Registrant has been without management, including a functioning board of directors, for approximately the same period of time. These facts have resulted in a dormancy with respect to any business operations or other activities of the Registrant.

Not until the election of a board of directors in July, 1997, and the Registrant's limited sale of unregistered securities, has the Registrant been under any type of management and have funds been available to conduct any business activities. These facts should be given due consideration when reading statements made regarding the Registrant's expectations as to its future operations and other activities disclosed in this Form 10-QSB Report. Such statements constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge and experience, there can be no assurance that actual results will not differ materially from the expectations expressed herein.

The Registrant did not have any business operations during the period covered by this Report. Additionally, the Registrant only engaged in certain organizational and minimal capitalization activities from the period covered by this Report through the date of filing this Report with the Securities and Exchange Commission. The Registrant's intent is to seek a new business venture. In attempting to locate a viable business venture, which the Registrant has not attempted to define in any detail, (hereinafter referred to as a "Target Company") the Registrant may encounter factors which could cause expectations to differ from those expressed herein. Such factors would include, but not be limited to, the following: 1) changes in federal and/or state securities laws;
2) changes in federal and/or state income tax laws relating to tax free reorganizations; 3) economic conditions and their associated impact on equity security markets; 4) management of the Registrant having the ability to locate a Target Company; and 5) Registrant's ability to have sufficient capital available for an undeterminable future period of time in order to seek and find a Target Company.

As previously stated, the Registrant was essentially dormant through the period of time that its subsidiaries were being operated by a Court appointed Receiver. During the period covered by this Report, no substantial changes occurred from those that existed on July 31, 1996, when the Court discharged and released the Receiver and closed the proceedings with respect to the Registrant's subsidiaries. The Registrant was not a party to the Receivership nor was the Registrant named as a defendant in any of the Receivership proceedings.

The Registrant remained essentially inactive until the fourth quarter of its fiscal year ended July 31, 1997. At that time, the Registrant's shareholders, among other items, elected a board of directors, approved a change in the Registrant's name and agreed to reverse split the Registrant's common stock.

Reference is made to the Registrant's Form 10-KSB Report for the fiscal year ended July 31, 1997, which contains the Registrant's plan of operations for the twelve month period ending with its fiscal year of July 31, 1998, in significantly greater detail. The board of directors elected in July of 1997 have set goals which they believe are attainable and which should not exceed the cash available to the Registrant from its recently completed limited sale of its securities.


Liquidity and Capital Resources

As of the end of August 1997, the Registrant had cash assets of approximately $13,500 and no accrued liabilities. The Registrant anticipates that further costs will be incurred for legal, accounting and other related matters in conjunction with bringing its Reporting requirements with the Securities and Exchange Commission current. Additional financial obligations may be incurred in attempting to locate a Target Company and to create an interest in the Registrant which will result in a publicly traded market for the Registrant's common stock being established. These endeavors will result in management making time commitments and incurring out-of-pocket costs, which the Registrant has agreed to reimburse. Additionally, the Registrant shall pay to one of its directors a monthly fee of $250 for incidental costs incurred relative to the Registrant's shareholder and business activities. As a result, if sufficient cash is not available for these and other expenditures, the Registrant may issue shares of its equity securities or enter into a debt arrangement with management to satisfy those obligations.

                           PART - II OTHER INFORMATION


Item 1 - Legal Proceedings

The Registrant was not a party to any legal proceedings; however, the Receivership of the Registrant's subsidiaries was closed on July 31, 1996. Further information regarding those proceedings is incorporated by reference to the Registrant's Form 10-KSB Report for the year ended July 31, 1997.


Item 2 - Changes in Securities

Information relative to Item 701 of Regulation S-B is incorporated by reference to the Registrant's Form 10-KSB Report for the year ended July 31, 1997.


Item 3 through Item 5 - Not applicable for the period covered by this Report.


Item 6 (a) - Index to Exhibits:

Location     Exhibit     Description of Exhibit

  (E)        2           Order of the Court to dissolve subsidiary corporations

  (B)        3(i).1      Initial Articles of Incorporation
  (C)        3(i).2      Amended Articles of Incorporation dated January 5, 1990
  (E)        3(i).3      Amended Articles of Incorporation dated August 5, 1997

  (B)        3(ii).1     Initial By-Laws
  (D)        3(ii).2     By-Laws dated July 2, 1991

  (E)        22.1        Form of the Written Shareholder Consent
  (E)        22.2        Notice of Shareholder Action
  (E)        22.3        Information Statement
  (E)        22.4        Transmittal Form

  (A)        27          Financial Data Schedule


Legend to location of Exhibits

(A) The Financial Data Schedule is only included in the EDGAR submission.

(B) Incorporated by reference to a Registration Statement filed on Form S-18; File Number 33-23314 in the Denver Regional Office of the SEC.

(C) Incorporated by reference to a Form 10-Q Report for the quarter ended December 31, 1989.

(D) Incorporated by reference to a Form 10-K Report for the year ended June 30, 1991.

(E) Incorporated by reference to a Form 10-KSB Report for the year ended July 31, 1997.


Item 6 (b) - No Reports on Form 8-K were filed by the Registrant for the period covered by this report.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Arena Group, Inc.


/s/ Lloyd T. Rochford                             Dated: September 15, 1997
---------------------
    Lloyd T. Rochford,
    Chief Executive Officer


/s/ Denny W. Nestripke                            Dated: September 15, 1997
----------------------
    Denny W. Nestripke,
    Chief Financial Officer