Form 10QSB
period 1997-01-31
ARENA GROUP INC
filed 1997-09-24
CIK 814741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:  January 31, 1997

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited financial statements as of January 31, 1997 and for the three and six month periods then ended, and from the commencement of a development stage company through January 31, 1997, are included as part of the Registrant's Form 10-QSB Report for the second quarter of its fiscal year ended July 31, 1997. These financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

                                ARENA GROUP, INC.
                          (a development stage company)
                                  Balance Sheet
                                   [unaudited]
                                January 31, 1997


                                     ASSETS

Current Assets
         Cash in Bank....................................     $      -
                                                              ---------

TOTAL ASSETS...............................................   $      -
                                                              =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

         Accounts Payable..................................   $     250
                                                              ---------

Stockholders' Equity:

         Common Stock, $.001 par value, 50,000,000
                 shares authorized, 779,940 shares
                 issued and outstanding....................         780
         Capital in excess of par value....................      (1,030)
         Deficit accumulated during the development
                 stage.....................................          -
                                                              ---------
TOTAL STOCKHOLDERS' EQUITY.................................        (250)
                                                              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................   $      -
                                                              =========





The accompanying notes are an integral part of these financial statements.

                                       4





                                ARENA GROUP, INC.
                          (a development stage company)
                             Statement of Operations
                                   [unaudited]



                                                                    From the
                                                                 commencement of
                                                                  a development
                               For the Three     For the Six     stage company
                                Months Ended     Months Ended       through
                              January 31, 1997 January 31, 1997 January 31, 1997
                              ---------------- ---------------- ----------------



Revenue......................      $    -            $    -           $     -
                                   -------           -------          --------

Expenses:
    office expenses..........           -                 -                 -
    Public company costs.....           -                 -                 -
    Filing and Registration..           -                 -                 -
                                   -------           -------          --------
Total Expenses...............           -                 -                 -
                                   -------           -------          --------

NET OPERATING LOSS...........      $    -            $    -           $     -
                                   =======           =======          ========

LOSS PER SHARE...............      $    -            $    -           $     -
                                   =======           =======          ========

SHARES USED TO COMPUTE LOSS
     PER SHARE...............      994,225           994,225           994,225
                                   =======           =======           =======







The accompanying notes are an integral part of these financial statements.




                                ARENA GROUP, INC.
                          (a development stage company)
                        Statement of Stockholders' Equity
                                   [unaudited]




                                                                     Deficit
                                                      Capital    Accumulated
                                 Common Stock        in excess    During the       Total
                            --------------------        of       Development   Stockholders'
                             Shares       Amount     Par Value      Stage          Equity
                            -------      -------     ---------   -----------   ------------


At commencement of the
      Development Stage,
      July 31, 1996.......  779,940      $  780      $(1,030)     $     -       $   (250)
                            -------      ------      -------      --------      --------


Net Loss for the
      period ended
      January 31, 1997....       -           -            -             -             -
                            -------      ------      -------      --------      --------
BALANCE
      January 31, 1997...   779,940    $    780      $(1,030)     $     -       $   (250)
                            =======      ======      =======      ========      ========












The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                             Statements of Cash Flow
                                   [unaudited]



                                                                  From the
                                                              commencement of
                                                               a development
                                         For the Six           stage company
                                         Months Ended             through
                                       January 31, 1997      January 31, 1997
                                       ----------------      ----------------

Cash Flows from Operating
Activities:
         Net loss from operations.....    $       -            $       -
                                          ----------           ----------

NET CASH USED IN OPERATING
         ACTIVITIES...................            -                    -
                                          ----------           ----------

Cash Flows from Financing Activities..
         Proceeds from sale of
                 common stock.........            -                    -
                                          ----------           ----------

NET CASH PROVIDED BY FINANCING
         ACTIVITIES...................            -                    -
                                          ----------           ----------

Net increase in cash                              -                    -

Cash at beginning of period...........            -                    -
                                          ----------           ----------

CASH AT END OF PERIOD.................    $       -            $       -
                                          ==========           ==========




The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                     Notes to Unaudited Financial Statements


NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared for the purpose of providing information with respect to the interim six month period ending January 31, 1997, at a time when the Registrant was without a board of directors and without any officers.

From the date of the Registrant's commencement as a development stage company on July 31, 1996 through July 22, 1997, the Registrant did not conduct any business operations. Commencing with the fourth quarter of the fiscal year ending July 31, 1997, the Registrant conducted such business activities as needed in preparation for the July 22, 1997 election of a board of directors. The amounts stated in these financial statements are not purposeful for analyzing the Registrant's normal business operations and should not be considered indicative of the results to be expected for the entire year, nor for the future corresponding quarter of the fiscal year ended July 31, 1998.

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

                         PART I - FINANCIAL INFORMATION


ITEM 2.  PLAN OF OPERATIONS


The Registrant's two wholly owned subsidiaries were placed under the control of a Court appointed receiver during 1994. The business activities of the Registrant's subsidiaries comprises the only business in which the Registrant was engaged. As a result, for approximately three years the Registrant has been inactive and has not generated any revenue from any sources. Furthermore, the Registrant has been without management, including a functioning board of directors, for approximately the same period of time. These facts have resulted in a dormancy with respect to any business operations or other activities of the Registrant.

Not until the election of a board of directors in July, 1997, and the Registrant's limited sale of unregistered securities, has the Registrant been under any type of management and have funds been available to conduct any business activities. These facts should be given due consideration when reading statements made regarding the Registrant's expectations as to its future operations and other activities disclosed in this 10-QSB Report. Such statements constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge and experience, there can be no assurance that actual results will not differ materially from the expectations expressed herein.

The Registrant did not have any business operations during the period covered by this Report. Additionally, the Registrant only engaged in certain organizational and minimal capitalization activities from the period covered by this Report through the date of filing this Report with the Securities and Exchange Commission. The Registrant's intent is to seek a new business venture. In attempting to locate a viable business venture, which the Registrant has not attempted to define in any detail (hereinafter referred to as a "Target Company"), the Registrant may encounter factors which could cause expectations to differ from those expressed herein. Such factors would include, but not be limited to, the following: 1) changes in federal and/or state securities laws;
2) changes in federal and/or state income tax laws relating to tax free reorganizations; 3) economic conditions and their associated impact on equity security markets; 4) management of the Registrant having the ability to locate a Target Company; and 5) Registrant's ability to have sufficient capital available for an undeterminable future period of time in order to seek and find a Target Company.

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


Liquidity and Capital Resources

As of the end of August 1997, the Registrant had cash assets of approximately $13,500 and no accrued liabilities. The Registrant anticipates that further costs will be incurred for legal, accounting and other related matters in conjunction with bringing its Reporting requirements with the Securities and Exchange Commission current. Additional financial obligations may be incurred in attempting to locate a Target Company and to create an interest in the Registrant which will result in a publicly traded market for the Registrant's common stock being established. These endeavors will result in management making time commitments and incurring out-of-pocket costs, which the Registrant has agreed to reimburse. Additionally, the Registrant shall pay to one of its directors a monthly fee of $250 for incidental costs incurred relative to the Registrant's shareholder activities and business activities. As a result, if sufficient cash is not available for these and other expenditures, the Registrant may issue shares of its equity securities or enter into a debt arrangement with management to satisfy such obligations.

                           PART - II OTHER INFORMATION


Item 3. through Item 5. - Not applicable for the period covered by this Report.


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