Form 10QSB
period 1997-04-30
ARENA GROUP INC
filed 1997-09-24
CIK 814741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:  April 30, 1997

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited financial statements as of April 30, 1997 and for the three and nine month periods then ended, and from the commencement of a development stage company through April 30, 1997, are included as part of the Registrant's Form 10-QSB Report for the third quarter of its fiscal year ended July 31, 1997. These financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

                                ARENA GROUP, INC.
                          (a development stage company)
                                  Balance Sheet
                                   [unaudited]
                                 April 30, 1997


                                     ASSETS

Current Assets

         Cash in Bank.....................................  $       -
                                                            ----------

TOTAL ASSETS..............................................  $       -
                                                            ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

         Accounts Payable.................................  $      250
                                                            ----------

Stockholders' Equity:

         Common Stock, $.001 par value, 50,000,000
                 shares authorized, 779,940 shares
                 issued and outstanding...................         780
         Capital in excess of par value...................      (1,030)
         Deficit accumulated during the development
                 stage....................................          -
                                                            ----------
TOTAL STOCKHOLDERS' EQUITY................................        (250)
                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $       -
                                                            ==========





The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                             Statement of Operations
                                   [unaudited]



                                                                     From the
                                                                 commencement of
                                                                  a development
                            For the Three      For the Nine      stage company
                             Months Ended      Months Ended         through
                            April 30, 1997    April 30, 1997     April 30, 1997
                            --------------    --------------     --------------

Revenue...................     $    -            $    -             $    -
                               -------           -------            -------

Expenses:
    Office expenses.......          -                 -                  -
    Public company costs..          -                 -                  -
    Filing and Registration         -                 -                  -
                               -------           -------            -------
Total Expenses............          -                 -                  -
                               -------           -------            -------

NET OPERATING LOSS........     $    -            $    -             $    -
                               =======           =======            =======

LOSS PER SHARE............     $    -            $    -             $    -
                               =======           =======            =======

SHARES USED TO COMPUTE LOSS
    PER SHARE.............     994,225           994,225            994,225
                               =======           =======            =======








The accompanying notes are an integral part of these financial statements.




                                ARENA GROUP, INC.
                          (a development stage company)
                        Statement of Stockholders' Equity
                                   [unaudited]




                                                                       Deficit
                                                        Capital      Accumulated
                                  Common Stock         In Excess      During the        Total
                            -----------------------        of        Development     Stockholders'
                              Shares       Amount      Par Value        Stage           Equity
                            ----------   ----------   ------------   ------------   ---------------


At commencement of the
     Development Stage,
     July 31, 1996.........   779,940    $    780     $   (1,030)    $          -    $      (250)
                             ---------   ---------    -----------    -------------   -------------


Net Loss for the
     period ended
     April 30, 1997........         -            -             -                -              -
                             ---------   ----------   -----------    -------------   -------------

BALANCE
     April 30, 1997........   779,940   $     780     $   (1,030)    $          -    $       (250)
                             =========  ==========    ===========    =============   =============












The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                             Statements of Cash Flow
                                   [unaudited]



                                                                  From the
                                                               commencement of
                                                                a development
                                         For the Nine          stage company
                                         Months Ended             through
                                        April 30, 1997         April 30, 1997
                                        --------------         --------------

Cash Flows From Operating Activities:
     Net loss from operations.......       $     -               $     -
                                           --------              --------

NET CASH USED IN OPERATING
     ACTIVITIES.....................             -                     -
                                           --------              --------

Cash Flows From Financing
Activities:
     Proceeds from sale of
         common stock...............             -                     -
                                           --------              --------

NET CASH PROVIDED BY FINANCING
     ACTIVITIES.....................             -                     -
                                           --------              --------

Net increase in cash................             -                     -

Cash at beginning of period.........             -                     -
                                           --------              --------

CASH AT END OF PERIOD...............       $     -               $     -
                                           ========              ========





The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                     Notes to Unaudited Financial Statements


NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared for the purpose of providing information with respect to the interim nine month period ending April 30, 1997, at a time when the Registrant was without a board of directors and without any officers.

From the date of the Registrant's commencement as a development stage company, on July 31, 1996, through July 22, 1997, the Registrant didn't conduct any business operations. Commencing during the fourth quarter of the fiscal year ending July 31, 1997, the Registrant conducted such business activities as needed in preparation for the July 22, 1997 election of a board of directors. The amounts stated in these financial statements are not purposeful for analyzing the Registrant's normal business operations and should not be considered indicative of the results to be expected for the entire year, nor for the future corresponding quarter of the fiscal year ended July 31, 1998.

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


NOTE 2 - COMMON STOCK ISSUED AND OUTSTANDING

On July 22, 1997, by a Written Consent Resolution representing a vote of 61% of the Registrant's shareholders, the Registrant changed its name to Arena Group, Inc. At the same time a reverse split in the Registrant's common stock was approved whereby one (1) share of common stock reflecting the Registrant's new name, Arena Group, Inc., will be issued for seven (7) shares of the Registrant's common stock held under its previous name. The herein presented financial statements reflect, in all respects, the Registrant's common stock as adjusted for the 1 for 7 reverse split.

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

                         PART I - FINANCIAL INFORMATION


ITEM 2.  PLAN OF OPERATIONS

The Registrant's two wholly owned subsidiaries were placed under the control of a Court appointed Receiver during 1994. The business activities of the Registrant's subsidiaries comprised the only business in which the Registrant was engaged.

As a result, for approximately three years, the Registrant has been inactive and has not generated any revenue from any sources. Furthermore, the Registrant has been without management, including a functioning board of directors, for approximately the same period of time. These facts have resulted in a dormancy with respect to any business operations or other activities of the Registrant.

Not until the election of a board of directors in July, 1997, and the Registrant's limited sale of unregistered securities, has the Registrant been under any type of management and have funds been available to conduct any business activities. These facts should be given due consideration when reading statements made regarding the Registrant's expectations as to its future operations and other activities disclosed in this Form 1-=QSB Report. Such statements constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge and experience, there can be no assurance that actual results will not differ materially from the expectations expressed herein.

The Registrant did not have any business operations during the period covered by this Report. Additionally, the Registrant only engaged in certain organizational and minimal capitalization activities from the period covered by this Report through the date of filing this Report with the Securities and Exchange Commission. The Registrant's intent is to seek a new business venture. In attempting to locate a viable business venture, which the Registrant has not attempted to define in any detail (hereinafter referred to as a "Target Company"), the Registrant may counter factors which would cause expectations to differ from those expressed herein. Such factors would include, but not be limited to the following: 1) changes in federal and/or state securities laws; 2) changes in federal and/or state income tax laws relating to tax free reorganizations; 3) economic conditions and their associated impact on equity security markets; 4) management of the Registrant having the ability to locate a Target Company; and 5) the Registrant's ability to have sufficient capital available for an undeterminable future period of time in order to seek and find a Target Company.

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