Form 10KSB
period 1997-07-31
ARENA GROUP INC
filed 1997-09-24
CIK 814741

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------- to -----------

                       Commission file number: 33-14576-D

                                ARENA GROUP, INC.
                              (Name of Registrant)
Nevada                                                               87-0453842
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               5 Clancy Lane South
                         Rancho Mirage, California 92270
                                 (760) 346-5961
            (Current Address and Telephone Number of the Registrant)


                              Weststar Group, Inc.
                             2200 Sunrise Boulevard
                        Rancho Cordova, California 95670
                     (Former Name and Address of Registrant)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), nd (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ X ] No [ ] (2) Yes [ X ] No [ ]

State Registrant's revenues for its most recent fiscal year.  $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

As of the date of this Report, the Registrant is not aware of any recent market transactions in the Registrant' securities. The Registrant's common stock is not listed on any stock exchange nor is it listed on an electronic over-the-counter quotation system. Furthermore, the Registrant is not aware of any quotation of the Registrant's common stock that is being given by any broker/dealer.

Indicate the number of shares outstanding of each class of the Registrant's common stock.

The Registrant has only one class of common stock outstanding. As of the latest practicable date, being September 2, 1997, 994,225 shares of the Registrant's $0.001 par value common stock were outstanding, which takes into consideration the one for seven (1 for 7) reverse split of the Registrant's common stock, which became effective on September 2, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

None of the documents referred to by this Item are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [ X ]

                                    PART - I

ITEM 1.
                             DESCRIPTION OF BUSINESS

The Registrant was incorporated under the laws of the state of Nevada on March 6, 1987, as Coronado Ventures, Inc., with a business purpose of seeking an entity with a potential for a successful business future. The Registrant filed a Form S-18 Registration Statement (the "Offering") with the U. S. Securities and Exchange Commission ("SEC"), which was declared "Effective" on November 13, 1989. Pursuant to the Offering a total of one million units were sold with each unit comprising one share of common stock and three warrants. The warrants subsequently expired before any warrants were exercised.

Between December 1989 and June 1990, the Registrant acquired 100% of the issued and outstanding shares of Tahoeview Cablevision, Inc. ("Tahoeview"), for which it issued shares of its common stock. (Please refer to Exhibit 20 of this Report for the document entitled "Information Statement" which provides a description of the stock splits which have occurred in Registrant's common stock.) As a result of this acquisition, the Registrant entered into the cable television system business in northern California and changed its name to Weststar Group, Inc.

In May of 1991, the Registrant, through a wholly owned subsidiary, Weststar Group North ("WGN") acquired all the tangible and intangible assets of several cable television systems located in eastern Montana. The Registrant issued shares of its common stock and through WGN obtained a $3,000,000 revolving credit loan from a financial institution, of which approximately $2,300,000 went to the sellers of the assets acquired by WGN.

Upon expiration of the revolving credit loan in 1993, WGN was not able to obtain a renewal thereof due to prior defaults of the loan provisions. As a result of Tahoeview and WGN not being able to present an acceptable financing plan to its creditors, a suit was filed in U. S. District Court (the "Court"), naming Tahoeview and WGN as defendants and requesting the appointment of a Permanent Receiver for the purpose of liquidating Tahoeview and WGN. The Registrant was never involved in the action filed in the Court nor with any activities of the Permanent Receiver. On July 31, 1996, pursuant to a decree of the Court, the Receivership was ordered closed and both Tahoeview and WGN were ordered to dissolve as corporate entities.

During the period that the proceedings of the Permanent Receiver were taking place in the Court, the Registrant's directors and officers resigned their positions. Upon the complete liquidation and dissolution of the Registrant's two subsidiaries, in July of 1996, the Registrant no longer had any assets or indebtedness and was without any business operations.

In July of 1997, Lloyd T. Rochford and Denny W. Nestripke, both prior shareholders of the Registrant combined their efforts to become elected as directors of the Registrant and to find another business venture which the Registrant could acquire or with which the Registrant could enter into a reorganization. (Please refer to Item 4 - Submission of Matters to a Vote of Security Holders of this Report for a description of the actions taken by Mr. Rochford and Mr. Nestripke.)

At the present time the Registrant is seeking to acquire, principally through the issuance of its common stock in some form of a reorganization, a business venture or a business entity (such venture(s) or entity(ies) shall hereinafter be referred to as the "Target Company" or "Target Companies") which is currently successful or has the potential to be successful. The ability for the registrant to achieve success in this effort is contingent, in part, on the desire of the Target Company to enter into such an arrangement with the Registrant as opposed to having the Target Company file a registration statement with the SEC, inasmuch as the Registrant is primarily offering the Target Company an alternative to becoming a public entity without the requirement of filing a registration statement.

The Registrant will be subject to applicable state and federal rules and regulations in undertaking the acquisition of a Target Company. On a federal level, an example of such regulations are found under the Securities Exchange Act of 1934 and the Registrant's obligation to report under Item 2. Acquisition of Assets, of Form 8-K. The Registrant is not in a position to assess the degree of difficulty that compliance with this requirement would cause for the Target Company and suggests that the reader consult with their legal counsel to obtain further information relative to this reporting requirement.

The Registrant does not have any full or part-time employees and is being managed by its officers and directors, who have not made any specific time commitment relative to finding a Target Company with which the Registrant could commence negotiating an acquisition or reorganization.


ITEM 2.
                             DESCRIPTION OF PROPERTY

The Registrant does not own any real or personal property. The Registrant has no office facilities and at the present time is utilizing the address of Mr. Lloyd
T. Rochford, its President, located in Rancho Mirage, California. Management does not intend to seek other office arrangements at this time because management does not believe it necessary nor would it serve any useful purpose. Any clerical, record keeping, accounting and other similar functions will be undertaken by Mr. Denny W. Nestripke, the Registrant's secretary/treasurer from his residence. As a general overhead charge for office supplies, telephone, postage and other such related items, $250 will be paid to Mr. Nestripke monthly, commencing with the month of September.

The Registrant has not established any policies or other criteria which will be utilized by management in seeking a Target Company. Consequently, it is at management's discretion as to the nature or type of business that a Target Company may be engaged in or conducting.


ITEM 3.
                                LEGAL PROCEEDINGS

All legal proceedings relative to the receivership in which the Registrant's former subsidiaries were involved, were ordered closed by the Court on July 31, 1996. The Registrant had no part in those proceedings and was not named in any action with respect thereto. The Registrant, its officers, directors, affiliates or owners of more than 5% of the Registrant's common stock are not a part of any known legal proceedings or threatened legal proceedings.

ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a Written Shareholder Consent with a record date of June 22, 1997, and in accordance with the Nevada Revised Statues, a majority of 61% of the Registrant's shareholders voted in favor of:
     1) Electing Lloyd T. (Tim) Rochford and Denny W. Nestripke as directors.
     2) Changing the Registrant's year end to July 31.
     3) Engaging the firm of Hansen, Barnett & Maxwell, as auditors.
     4) Changing the Registrant's name to Arena Group, Inc.
     5) Effecting a 1 for 7 reverse split of the Registrant's common stock.

The Registrant has sent to all shareholders of record on or about August 27, 1997 an "Information Statement" which describes in greater detail the items listed above and the reasons that management deemed these items to be important to undertake.

Additionally,  being  submitted  as Exhibits  to this Report are the  following:
Exhibit 3 - Amended Articles of Incorporation changing the Registrant's name.
Exhibit 22 - Form of the Written Shareholder Consent
           - Notice of Shareholder Action
           - Information Statement
           - Transmittal Form


                                    PART - II

ITEM 5.
            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the date of this Report, there is not a public trading market for the Registrant's common stock. All warrants which were issued as a part of the Registrant's public offering in 1989 have expired. No other warrants, options or other securities convertible into shares of common stock are outstanding. Other than shares of common stock that may be issued in conjunction with an acquisition or reorganization by or of the Registrant, as described in Item 1 of this Report, the Registrant does not, at the present time, have any intention to issue additional shares of common stock.

After the one for seven (1 for 7) reverse split which is referred to under Item 4 of this Report, the Registrant will have 994,225 shares of common stock issued and outstanding which are held by 77 shareholders of record. During the last two fiscal years the Registrant has not declared any cash dividends on its common stock and it is not anticipated that the Registrant shall declare any cash dividends on its common stock within the foreseeable future.

Recent Sale of Securities Without Registration

Immediately after the current board of directors were elected, the Registrant sold 214,285 post-split (1,500,000 pre-split) shares of its common stock at $0.07 per share post-split ($0.01 pre-split) for total cash proceeds of $15,000. These shares were sold to 2 individuals, in a private sale, namely, Mr. Lloyd T. Rochford, the Registrant's President and a director (174,285 post-split shares) and Mr. Robert Morley, an existing shareholder of the Registrant (40,000 post-split shares) who is further identified in Item 11 Security Ownership of Certain Beneficial Owners and Management, of this Report. In claiming an exemption from registration, the Registrant relied upon Section 4(2) of the Securities Act of 1933 in that the sale did not involve a public offering.

ITEM 6.
                 PLAN OF OPERATION - A DEVELOPMENT STAGE COMPANY


Statements regarding the Registrant's expectations as to its future operations and the potential of making an acquisition of a Target Company as well as certain other statements made in this Form 10-KSB Report, constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge and experience, there can be no assurance that actual results will not differ materially from the expectations expressed herein.

In addition to matters affecting the Registrant in general, factors which could cause expectations to differ are, but not limited to, the following: 1) changes in federal and/or state securities laws; 2) changes in federal and/or state income tax laws relating to tax free reorganizations; 3) economic conditions and their associated impact on equity security markets; 4) management of the Registrant is comprised of individuals that have the ability to locate a Target Company and 5) Registrant's ability to continue to have sufficient capital available to continue into an undeterminable future period of time in order to seek and find a Target Company.

Historical Events

The Registrant has not conducted any business operations, other than those engaged in by its former subsidiaries. As a result, for approximately three years the Registrant has been inactive and has not generated any revenue from any sources. Furthermore, the Registrant has been without management, including a functioning board of directors, for approximately the same period of time. These facts have resulted in a significant dormancy with respect to any operations or other activities of any kind.

Not until the recent election of a board of directors and the Registrant's limited sale of unregistered securities, has there been any leadership in the Registrant's management and funds available to conduct any sort of business. With the infusion of capital, the Registrant has been able to bring its reporting and filing requirements current, not only with respect to the SEC but also with state authorities.

The Registrant has elected to change its fiscal year end to correspond with the date that, for accounting purposes, the Registrant entered into a "development stage" or became a "start-up" company. Furthermore, the Registrant has been able to obtain an audit report on its financial statements which provides additional credibility to the Registrant's future endeavors.

Anticipated Future Events

During the next twelve months, management has set some goals which it believes are attainable and which it believes will not exceed its current available cash position. The goals have been quantified in the following discussion.

Management believes that it is a detriment to the Registrant that its common stock is not traded on the over-the-counter market. The current illiquidity characterized by the Registrant's securities represents a negative aspect of ownership. However, given the ability to sell their securities, shareholders may elect to hold their security position in the Registrant with the hope of an increase in the per share price of the common stock. As a part of the development of an over-the-counter market, the Registrant will need to develop sufficient interest in the Registrant's securities to encourage broker/dealers to participate through being a "market maker" in those securities.

The Registrant has reverse split its common stock in an attempt to retain a fairly decent perception of the Registrant's total market capitalization (total outstanding shares multiplied by the price per share). Management's goal is to first provide an ability for shareholders to obtain liquidity for their shares rather than focusing on optimizing the price per share of its common stock. In order to accomplish this task, management will be contacting principals of broker/dealers in an effort to interest them in the Registrant's future potential and as a result, cause such broker/dealers to submit a quotation for listing of the Registrant's common stock on the OTC Electronic Bulletin Board.

In addition to providing a marketplace for the Registrant's common stock, management intends to promote the availability of the Registrant to potential Target Companies by utilizing managements' prior experience in the securities market to contact individuals who either have a potential interest as a Target Company or who know of Target Companies. The actual results that these efforts will achieve in locating a Target Company is purely speculative.

If a Target Company is found, it is the Registrant's intent to enter into a Plan and Agreement of Reorganization with such Target Company to formalize an acquisition or reorganization. In some instances the Target Company may itself be a development stage company and to effect a viable reorganization, it may require that the Registrant engage in capital raising activities through the sale of its common stock. Consideration should also be given to the fact that if the Target Company has net earnings and a good potential for continued earnings, a dilution of the current shareholder's percentage ownership in the Registrant is a highly likely result.

The investigation of a Target Company and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments which may need to be prepared, will require management to devote a substantial amount of time and attention to such efforts. It will also require the Registrant to incur substantial costs for payment of accountants, attorneys and others, which may include management due to its extraordinary time commitment. Unless an arrangement is reached with the Target Company, the Registrant will most likely need to raise additional capital through the sale of its common stock in order to complete any arrangement with a Target Company.

Management is not able to determine the length of time or the resources that will ultimately be needed before any type of an acquisition or reorganization between the Registrant and a Target Company will occur. The Registrant has not employed anyone during each of its last two fiscal years and it is considered highly unlikely that any employees will be hired during the current fiscal year.

Liquidity and Capital Resources

As of approximately September 2, 1997, the Registrant had cash assets of approximately $13,500 and no accrued liabilities. The Registrant has principally incurred costs as they relate to the filing of reports that are needed for the Registrant to become current in its reporting requirements with the SEC. Further costs may be incurred for legal, accounting and other related matters in an attempt to produce a publicly traded market for the Registrant's common stock. Even though it is not anticipated that these costs will exceed the Registrant's current liquid position, no assurance can be given to that effect. Also, as additional time commitments are being given to the Registrant by management, it would be anticipated that out-of-pocket costs, which the Registrant has agreed to reimburse, may increase and as a result, require that the Registrant issue shares of its equity securities or enter into a debt arrangement with management to satisfy those obligations.

ITEM 7.
                              FINANCIAL STATEMENTS

Commencing on the following page, the Registrant has presented its financial statements as of July 31, 1997, and from July 31, 1996 (date of inception) through July 31, 1997. Included as a part of these financial statements is the Registrant's independent certified public accountants' opinion with respect to these financial statements. Additionally, by a vote of 61% of the Registrant's shareholders, a reverse split in the Registrant's common stock was approved whereby one (1) share of the common stock reflecting the Registrant's new name, Arena Group, Inc. will be issue for seven (7) shares of the Registrant's common stock which reflects the Registrant's prior name of Weststar Group, Inc. The financial statements contained on the following pages reflect the "new Arena Group, Inc." shares (or adjusted for the 1 for 7 reverse split) in all cases.

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Arena Group, Inc.


We have audited the balance sheet of Arena Group, Inc., formerly Weststar Group, Inc. (a development stage company) as of July 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the period from July 31, 1996 (date of inception) through July 31, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arena Group, Inc. as of July 31, 1997, and the results of its operations, stockholders' equity and its cash flows for the period from July 31, 1996 (date of inception) through July 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated a deficit during the development stage which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 15, 1997

                                ARENA GROUP, INC.
                          (a development stage company)
                                  Balance Sheet
                                  July 31, 1997


                                     ASSETS

Current Assets

         Cash in Bank.........................................  $    14,338
                                                                -----------

TOTAL ASSETS..................................................  $    14,338
                                                                ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

         Accounts Payable.....................................  $       678
                                                                -----------

Stockholders' Equity:

         Common Stock, $.001 par value, 50,000,000
                shares authorized, 994,225 shares
                issued and outstanding........................          994
         Capital in excess of par value.......................       13,756
         Deficit accumulated during the development stage.....       (1,090)
                                                                -----------

TOTAL STOCKHOLDERS' EQUITY....................................  $    13,660
                                                                -----------




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................  $    14,338
                                                                ===========





The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                             Statement of Operations

                                                               From the
                                                              Start of a
                                                              Development
                                     For the Year            Stage Company
                                         Ended                  Through
                                     July 31, 1997           July 31, 1997
                                    --------------           -------------

Revenue............................    $      -               $      -
                                       ---------              ---------

Expenses:
     Office expenses..............            38                     38
     Public company costs.........           474                    474
     Filing and Registration......           578                    578
                                       ---------              ---------
Total Expenses....................         1,090                  1,090
                                       ---------              ---------

NET OPERATING LOSS................     $  (1,090)             $  (1,090)
                                       =========              =========

LOSS PER SHARE....................     $   (0.00)             $   (0.00)
                                       =========              =========

SHARES USED TO COMPUTE LOSS
         PER SHARE................       994,225                994,225
                                       =========              =========




The accompanying notes are an integral part of these financial statements.


                                ARENA GROUP, INC.
                          (a development stage company)
                        Statement of Stockholders' Equity



                                                                   Deficit
                                                   Capital in    Accumulated
                                Common Stock         Excess       During the     Total
                         -------------------------     of        Development  Stockholders'
                             Shares      Amount     Par Value       Stage        Equity
                          -----------  ----------  -----------   -----------  -------------

At commencement of the
      Development Stage,
      July 31, 1996.......  779,940     $   780    $  (1,030)    $     -       $    (250)
                            -------     -------    ---------     --------      ---------

Common stock issued
      for cash, at $.07 per
      share, July 1997....  214,285         214       14,786           -          15,000

Net Loss for the year
      ended July 31, 1997.       -           -            -        (1,090)        (1,090)
                            -------     -------    ---------     --------      ---------

BALANCE, JULY 31, 1997....  994,225     $   994    $  13,756     $ (1,090)     $  13,660
                            =======     =======    =========     ========      =========






The accompanying notes are an integral part of these financial statements.

                                ARENA GROUP, INC.
                          (a development stage company)
                             Statements of Cash Flow

                                                                   From the
                                                                  Start of a
                                                                 Development
                                              For the Year      Stage Company
                                                   Ended            Through
                                             July 31, 1997      July 31, 1997
                                            --------------     --------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
    Net loss from operations................. $  (1,090)         $   (1,090)
    Increase in accounts
         payable.............................       428                 428
                                               ---------          ----------

Net Cash Used In Operating
    Activities...............................      (662)               (662)
                                               ---------           ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
    Proceeds from sale of
         common stock........................    15,000              15,000
                                               ---------           ---------

Net Cash Provided By Financing
    Activities...............................    15,000              15,000
                                               ---------           ---------

NET INCREASE IN CASH.........................    14,338              14,338

Cash at beginning of period..................        -                   -
                                               ---------           ---------

CASH AT END OF PERIOD......................... $  14,338           $  14,338
                                               =========           =========



The accompanying notes are an integral part of these financial statements.

ARENA GROUP, INC.
(a development stage company)
Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Corporate History

Arena Group, Inc. (the "Registrant") was incorporated in February of 1987 under the laws of the state of Nevada as Coronado Ventures, Inc. During the period commencing in 1990 through 1992, the Registrant acquired Tahoeview Cablevision, Inc. ("Tahoe") and Weststar Group North ("North") and changed its name to Weststar Group, Inc. Subsequently, Tahoe and North became subject to a bankruptcy proceeding, which, on July 31, 1996, was concluded by an Order and Judgment from the Court regarding the Final Distribution of Proceeds of Sale of Assets by the Receiver. The Registrant was not named as a defendant in the bankruptcy and was not involved in any manner, except that it was the sole shareholder of Tahoe and North.

The conclusion of the aforementioned proceedings resulted in the Registrant emerging without any business operations and being deemed to be a new entity for financial statement reporting purposes. As such, the Registrant is considered to be a development stage company. Pursuant to the Order and Judgment of the Court, Tahoe and North were ordered dissolved and therefore, only the operations of the Registrant since July 31, 1996 (the "Date of Inception") are included in the accompanying financial statements.

In July of 1997, a majority of the Registrant's shareholders approved a change in the Registrant's name to Arena Group, Inc. and approved a reverse stock split of 1 new share for 7 of the existing shares. Since the Date of Inception, the Registrant has not engaged in any business operations and only during the fourth quarter of its fiscal year ended July 31, 1997, did it conduct organizational and limited capital raising activities. The Registrant intends to focus in the future on searching for business ventures which can be acquired through the issuance of the Registrant's securities, rather than by a cash purchase.

Financial Instruments

The Registrant has established a policy to consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity at the date of the financial statements and the amounts of expenses reported during the periods presented. Actual results could differ from those estimates.

                                ARENA GROUP, INC.
                          (a development stage company)
                        Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Registrant has incurred no income tax liability from the Date of Inception to its year ended July 31, 1997. The Registrant recognizes a deferred tax asset or liability from temporary differences between the basis of assets and liabilities reported for financial statement purposes and federal income tax purposes, and for the effect of net operating loss carry forwards. At July 31, 1996, the Registrant had a net operating loss in the amount of $1,090 which may be used during a future period and if not used, will expire in 2012.

The Registrant has provided a valuation allowance against the resulting deferred tax asset. The deferred tax asset consists of the following at July 31, 1997:
         Net operating loss carry forward.................... $   371
                  Total Deferred Tax Assets..................     371
                                                              -------
         Valuation Allowance.................................    (371)
                  Net Deferred Tax Asset.....................     -0-

Result of Operations per Common Share

The results of operations as presented on a per common share basis is reflected in the accompanying Statement of Operations by using the total number of post split common shares outstanding as of the Registrant's fiscal year ended July 31, 1997. Inasmuch as the Registrant is a development stage company and did not conduct any business operations during the period presented, using the number of common shares outstanding as of the Registrant's year end provides a more comparable and conservative approach to the per share computation for the current and in future periods.

NOTE 2 - UNCERTAINTY - GOING CONCERN

The Registrant's continued existence is dependent upon its ability to maintain sufficient cash reserves, inasmuch as the Registrant has no business operations which are revenue producing. The Registrant's ability to meet its obligations are based on the amount of capital raised during the fourth quarter of its July 31, 1997 fiscal year end. Of the $15,000 raised through the sale of 214,285 shares of post-split common stock, the Registrant has expended $1,090. It is expected that the Registrant will use additional funds before being current in its reporting obligations with the Securities and Exchange Commission. Such reporting obligations require an ongoing expenditure without producing any offsetting revenue.

Management of the Registrant have expressed confidence in their ability to minimize the amount of time required to locate a business venture which can be acquired through the issuance of the Registrant's securities. Additionally, Management has represented that their personal financial position is sufficiently liquid and they have committed to make a cash infusion into the Registrant, if necessary, in the form of debt or equity.

ITEM  8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART - III

ITEM 9.
                         DIRECTORS, EXECUTIVE OFFICERS,
                          PROMOTERS AND CONTROL PERSONS

Prior to the election of directors and the subsequent appointment of officers pursuant to a Written Shareholder Consent with a record date of June 22, 1997, the Registrant was without a director or officer and had been in such circumstances since January of 1995. Pursuant to the aforementioned Consent, Mr. Rochford and Mr. Nestripke, both of which had been shareholders of the
Registrant since its initial public offering, received votes of shareholders totaling 61% of shares eligible to vote for their election to the board of directors. The term of directorship is determined by the Registrant's by-laws and is for the period of one year and longer, if no other individual is qualified and elected to serve in the capacity of a director. The positions of president, secretary and treasurer are held at the discretion of the Registrant's board of directors, for such period as it deems advisable.

Lloyd T. Rochford; age 51; director and President (Chief Executive Officer)

In February of 1989, Mr. Rochford founded Magnum Petroleum, Inc. ("Magnum") and served as a director and as its Chief Executive Officer through the end of 1995. Commencing in January of 1996 through June of 1997, Mr. Rochford served as Magnum's Chairman of the Board of Directors. Magnum is engaged in the exploration for and the production of oil and gas and is listed on the American Stock Exchange. Since his resignation from Magnum, Mr. Rochford has pursued his own personal business interests.

Denny W. Nestripke; age 50; director and Secretary/Treasurer
                           (Chief Financial Officer)

Mr. Nestripke, a graduate of the University of Utah with a Bachelor of Science degree - Accounting, is a certified public accountant licensed in California and Utah. From September of 1992 through September of 1995, Mr. Nestripke served as the controller for Magnum. In September of 1995, after Magnum made a substantial acquisition and relocated its corporate offices to Texas, Mr. Nestripke resigned from Magnum and has since then primarily been engaged in managing his own personal investments.

Neither director has: 1) had any bankruptcy petition filed by or against any business of which either of them was a general partner or executive officer, at the time of the bankruptcy or within a two year prior thereafter; 2) been convicted in a criminal proceeding or been subject to a pending criminal proceeding; 3) in any court of competent jurisdiction, been subject to any order, judgment, or decree, permanently or temporarily enjoined, barred, suspended or otherwise limited in their involvement in any type of business, securities or banking activities, which was not subsequently reversed, suspended or vacated; and 4) been found in violation of a federal or state securities or commodities law, by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission, which was not subsequently reversed, suspended or vacated.

ITEM 10.
                             EXECUTIVE COMPENSATION

As previously described under Item 9. of this Report, the Registrant has not had any individual serve as an executive officer for the past two years. The Registrant's Chief Executive Officer, who resigned during January of 1995, was not paid any compensation during the periods which would include the Registrant's past three years. Consequently, there has been no compensation awarded to, earned by or paid to any executives who would be required to report such compensation pursuant to Item 402 of Regulation S-B. As a result, and in accordance with the instructions to Item 402 of Regulation S-B, the Registrant has omitted all compensation tables from this Report.

Furthermore, no compensation is expected to be paid to either Mr. Rochford or Mr. Nestripke during the Registrant's current fiscal year, ending July 31, 1998, except for the monthly amount of $250 being paid to Mr. Nestripke, for purposes of offsetting the cost of general office supplies, telephone, copies, postage and other such similar items.


ITEM 11.
                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners:

The table below lists those individuals or entities known to the Registrant to be the beneficial owners of five percent [5%] or more of the Registrant's voting securities. The amounts presented below are represented in post-split shares of which there are 994,225 shares outstanding.

The Registrant does not have any options, warrants, rights or other conversion privileges outstanding. Thus, the number of shares stated in the following table includes all shares which any of these individuals own or have a right to acquire within sixty days of the date of this report.

None of the individuals named below hold any shares pursuant to a voting trust or similar agreement and no arrangements exists which may result in a change in control of the Registrant.

                   Name and Address             Amount and Nature
                   of the                       of Beneficial        Percent
Title of Class     Beneficial Owner             Owner                of Class
--------------     ----------------             -----------------    --------

Common Stock       Lloyd T. Rochford            176,862              17.8 %
                   5 Clancy Lane South
                   Rancho Mirage, CA

Common Stock       Denny W. Nestripke           113,769              11.4 %
                   P. O. Box 4190
                   Palm Desert, CA

Common Stock       Robert Morley                 82,857               8.3 %
                   1600 Quail Ridge Lane #65
                   Roseville, CA

Common Stock       Stanley McCabe                75,714               7.4 %
                   5922 South Atlantic Place
                   Tulsa, OK

Security Ownership of Management:

The table below lists those individuals who are directors and executive officers of the Registrant, and provides a total by such individuals as a group, current as of the most recent practicable date.


                   Name and Address             Amount and Nature
                   of the                       of Beneficial        Percent
Title of Class     Beneficial Owner             Owner                of Class
--------------     ----------------             ------------------   --------

Common Stock       Lloyd T. Rochford            176,862              17.8 %
                   5 Clancy Lane South
                   Rancho Mirage, CA

Common Stock       Denny W. Nestripke           113,769              11.4 %
                   P. O. Box 4190
                   Palm Desert, CA
                   -----------------------------------------------------------

                   As a Group (2) individuals   290,631             29.2 %
                   -----------------------------------------------------------


ITEM 12.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July of 1997, the Registrant sold 214,285 shares of its post-split common stock to two individuals at a cash price of $0.07 per share. One of these individuals was Mr. Rochford, an officer and director of the Registrant, who purchased 174,285 shares for a total of $12,200 in cash consideration. The other individual was Mr. Morley who, after his purchase of 40,000 shares of post-split common stock, owns a combined total of 82,857 shares or 8.3 % of the total common shares outstanding. Mr. Morley paid $2,800 in cash consideration for these shares. Both of these transactions were not undertaken on an independent basis and could not be considered as arms-length transactions. These shares have not been registered and the Registrant has not given these individuals any rights which would allow them to compel the Registrant to register these shares. Consequently, the resale of the securities thus acquired is subject to a current registration statement being in effect with respect to these shares or that an exemption from registration, such as Rule 144 promulgated under of the Securities Act of 1933, as amended, be available.

ITEM 13.
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the last quarter of the period being covered by this report.

Fllowing is an Index of Exhibits as called for by this Item of the Registrant's Form 10-KSB Report.


Index of Exhibits:
------------------

Location     Exhibit     Description of Exhibit

  (A)        2           Order of the Court to dissolve subsidiary corporations

  (B)        3(i).1      Initial Articles of Incorporation
  (C)        3(i).2      Amended Articles of Incorporation dated January 5, 1990
  (A)        3(i).3      Amended Articles of Incorporation filed August 5, 1997

  (B)        3(ii).1     Initial By-Laws
  (D)        3(ii).2     By-Laws dated July 2, 1991

  (A)        22.1        Form of the Written Shareholder Consent
  (A)        22.2        Notice of Shareholder Action
  (A)        22.3        Information Statement
  (A)        22.4        Transmittal Form

  (A)        27          Financial Data Schedule


Legend to location of Exhibits
------------------------------

(A) Located within this Report following the Signature Page and in Exhibit number order.

(B) Incorporated by reference to a Registration Statement filed on Form S-18 File Number 33-23314 in the Denver Regional Office of the SEC.

(C) Incorporated by reference to a Form 10-Q Report for the quarter ended December 31, 1989.

(D) Incorporated by reference to a Form 10-K Report for the year ended June 30, 1991

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act; the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ARENA GROUP, INC.


By: /s/ Lloyd T. Rochford
    ---------------------
    Lloyd T. Rochford
    Chief Executive Officer
    Date: September 10, 1997


By: /s/ Denny W. Nestripke
    ----------------------
    Denny W. Nestripke
    Chief Financial Officer
    Date: September 10, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Lloyd T. Rochford
    ---------------------
    Lloyd T. Rochford
    Director
    Date: September 10, 1997


By: /s/ Denny W. Nestripke
    ----------------------
    Denny W. Nestripke
    Director
    Date: September 10, 1997