Form 10QSB
period 1997-10-31
ARENA GROUP INC
filed 1997-12-15
CIK 814741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

     For the quarterly period ended: October 31, 1997


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

[Item - 1] Yes [ X ] No [  ]; [Item - 2] Yes [ X ] No [  ]


                         APPLICABLE ONLY TO CORPORATIONS

State the number of shares outstanding of each of the Registrant's classes of common equity as of the latest practical date:

     994,225 shares of its $0.001 par value common stock constitutes the only class of common equity that the Registrant had outstanding as of December 1, 1997.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (of a development stage enterprise).

The following financial statements constitute Interim Financial Statements which are unaudited as of the Registrant's most recent fiscal quarter ending October 31, 1997. In addition, the Statement of Operations and the Statement of Cash Flows for the most recent quarterly period and for the comparable quarter of the preceding fiscal year are also presented. These unaudited financial statements are presented in accordance with the requirements of a development stage enterprise and, therefore, also provide cumulative amounts from the date of inception in addition to a Statement of Stockholders' Equity which is also presented from the date of inception.

These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. Furthermore, the interim financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The reader should also refer to the accompanying footnotes to these interim financial statements and to the Registrant's audited financial statements and footnotes thereto, which are contained in the Registrant's Form 10-KSB Report for the fiscal year ended July 31, 1997.

                                ARENA GROUP, INC.
                          (a development stage company)
                             Unaudited Balance Sheet
                                October 31, 1997

                                     ASSETS

Current Assets
         Cash in Bank ........................................  $  7,857
                                                                --------


TOTAL ASSETS .................................................  $  7,857
                                                                ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts Payable ....................................  $  1,045
                                                                --------

Stockholders' Equity:
         Common Stock, $.001 par value, 50,000,000
                shares authorized, 994,225 shares
                issued and outstanding .......................       994
         Capital in excess of par value ......................    13,756
         Deficit accumulated during the development
                stage ........................................    (7,938)
                                                                --------
TOTAL STOCKHOLDERS' EQUITY ...................................  $  6,812
                                                                --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................  $  7,857
                                                                ========





The accompanying notes are an integral part of these financial statements.

                               ARENA GROUP, INC.
                          (a development stage company)
                       Unaudited Statements of Operations


                                                                               From the
                                                                              start of a
                                                                             development
                                            The 3 Month      The 3 Month    stage company
                                           Period Ended     Period Ended       through
                                           Oct. 31, 1997    Oct. 31, 1996    Oct. 31, 1997
                                          ---------------  ---------------  ---------------

Revenue .................................    $      -         $      -         $      -
                                             --------         --------         --------

Expenses:
         Office expenses ................         163                -              201
         Travel & Lodging ...............         423                -              423
         Office overhead & related ......         809                -              809
         Public company costs ...........       1,453                -            1,927
         Legal & auditing fees ..........       4,000                -            4,000
         Filing and Registration ........           -                -              578
                                             --------         --------         --------
Total Expenses ..........................    $  6,848         $      -         $  7,938
                                             --------         --------         --------



NET OPERATING LOSS ......................    $ (6,848)        $      -         $ (7,938)
                                             ========         ========         ========

LOSS PER SHARE ..........................    $  (0.01)        $      -         $  (0.01)
                                             ========         ========         ========

SHARES USED TO COMPUTE LOSS
         PER SHARE ......................     994,225          779,940          994,225
                                             ========         ========         ========





The accompanying notes are an integral part of these financial statements.


                                     Page 4


                                ARENA GROUP, INC.
                          (a development stage company)
                   Unaudited Statement of Stockholders' Equity



                                                                               Deficit
                                                                Capital      Accumulated
                                    Common Stock               in Excess     During the        Total
                            -----------------------------         of        Development     Stockholders'
                               Shares          Amount         Par Value         Stage          Equity
                            -------------  --------------   -------------  --------------  --------------

At commencement of the
     Development Stage,
     July 31, 1996 .........  779,940         $  780          $ (1,030)      $      -         $  (250)
                              -------         ------          --------       --------         -------

Common Stock issued for
     cash at $.07 per
     share, July 1997 ......  214,285            214            14,786              -          15,000

Net Loss for the
     year ended
     July 31, 1997                  -              -                 -         (1,090)         (1,090)
                              -------         ------          --------       --------         -------
          BALANCE ..........  994,225            994            13,756         (1,090)         13,660
                              -------         ------          --------       --------         -------

Net Loss for the
     quarter ended
     October 31, 1997               -              -                 -         (6,848)         (6,848)
                              -------         ------          --------       --------         -------

          BALANCE ..........  994,225         $  994          $ 13,756       $ (7,938)        $ 6,812
                              =======         ======          ========       ========         =======





The accompanying notes are an integral part of these financial statements.

                                     Page 5


                                                    ARENA GROUP, INC.
                                              (a development stage company)
                                            Unaudited Statements of Cash Flows



                                                                                  From the
                                                                              commencement of
                                                                               a development
                                          For the Three     For the Three      stage company
                                           Months Ended      Months Ended         through
                                         October 31, 1997  October 31, 1996   October 31, 1997
                                         ----------------  ----------------   ----------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
        Net loss from operations ........    $ (6,848)         $     -            $ (7,938)

        Increase in accounts
                Payable .................         367                -                 795
                                             --------          -------            --------

        Net Cash Used In Operating
                Activities ..............      (6,481)               -              (7,143)
                                             ========          =======            ========

CASH FLOWS FROM FINANCING
ACTIVITIES:

        Proceeds from sale of
                common stock ............          -                -               15,000
                                             --------          ------             --------

        Net Cash Provided By
                Financing Activities ....           -               -               15,000
                                             --------          ------             --------

NET INCREASE (DECREASE) IN CASH .........      (6,481)              -                7,857


Cash at beginning of period .............      14,338               -                    -
                                             --------          ------             --------

CASH AT END OF PERIOD ...................    $  7,857          $    -             $  7,857
                                             ========          ======             ========



The accompanying notes are an integral part of these financial statements.

                                     Page 6

                                ARENA GROUP, INC.
                          (a development stage company)
                     Notes to Unaudited Financial Statements


NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed unaudited financial statements included in this Form 10-QSB Report have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared to provide information with respect to the interim three month periods ending October 31, 1997 and 1996, at a time when the Registrant is a development stage enterprise. The Registrant is seeking to enter into a business reorganization, principally through the issuance of its common stock, with a business venture or a business entity which is currently successful or has the potential to be successful. The ability for the Registrant to achieve success in this effort is contingent on finding an entity desiring to enter into such a reorganization. The Registrant can give no assurance that an entity can be located which desires to enter into such a reorganization. Furthermore, due to its limited capital, the Registrant may not be able to continue to seek a desirable entity for any prolonged period of time unless additional capital is obtained.

The Registrant was incorporated under the laws of the state of Nevada on March 6, 1987 under the name of Coronado Ventures, Inc. In October of 1988 each of the Registrant's two current officers and directors, namely Lloyd T. Rochford and Denny W. Nestripke, acquired 41% and 19%, respectively, of the Registrant's then issued and outstanding common stock. Mr. Rochford paid $3,250 and Mr. Nestripke paid $1,500 in cash consideration to the selling shareholders. Subsequently, on November 13, 1989, a registration statement filed by the Registrant with the U.
S. Securities and Exchange Commission was declared "effective" and $50,000 was raised through the sale of approximately 71,500 shares of "after-split" common stock. Additional information regarding the Registrant's activities from its date of incorporation through July 31, 1996 can be located as a part of Registrant's Form 10-KSB Report for the year ended July 31, 1997.

The accounting policies followed by the Registrant and other pertinent financial statement disclosures are contained in the footnotes accompanying the Registrant's audited financial statements for its fiscal year ended July 31, 1997. Those financial statements are contained in the Registrant's Form 10-KSB Report which was filed with the Securities and Exchange Commission at or about September 24, 1997.


NOTE 2 - CURRENT CAPITALIZATION OF THE REGISTRANT

On July 22, 1997, by a Written Consent Resolution representing a vote of 61% of the Registrant's shareholders, the Registrant changed its name to Arena Group, Inc. and approved a one for seven [ 1 for 7 ] reverse split of the Registrant's common stock. The herein presented financial statements reflect, in all respects, the Registrant's common stock as adjusted for the reverse split. With the additional issuance for cash of 214,285 shares of the Registrant's post split common stock during July of 1997, the Registrant presently has 994,225 shares of common stock issued and outstanding. The Registrant again requests the reader to review the Registrant's Report on Form 10-KSB for the year ended July 31, 1997, which provides a more detailed discussion relative to the Registrant's outstanding common stock.

                         PART I - FINANCIAL INFORMATION


ITEM 2. - PLAN OF OPERATION

Because the Registrant did not have any revenue, either from operations or otherwise, since becoming a development stage enterprise, Item 2 of Part I, will be presented in the form of a Plan of Operation rather than in the format of management's analysis and discussion of its business operations.

The reader should realize that the Registrant's plan of operation may contain statements regarding the Registrant's expectations of its future operations. Such statements, which include the potential of the Registrant entering into a plan of reorganization by making an acquisition of an existing operating company, as well as certain other statements made in this Item 2 of Part I, could constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. The Registrant has no reason to believe that its expectations are not drawn from reasonable assumptions within the bounds of its knowledge and experience. Nevertheless, there can be no assurance given by the Registrant that the actual results will not differ materially from the expectations expressed herein.

In seeking to locate another entity or operating assets which the Registrant can acquire though a form of reorganization, there are matters which may affect the Registrant to a greater degree than other corporations. These matters relate to normal operating conditions with which the Registrant must contend, but which would not result in the same degree of influence being exerted upon other corporations. These factors which would relate directly to the Registrant are factors which the reader should consider as being explicitly focused on the Registrant and which could cause expectations to differ significantly upon their occurrence. A list of those factors, which are not intended to be all-inclusive, are as follows: 1) changes in federal and/or state securities laws; 2) changes in federal and/or state income tax laws relating to tax free or tax deferred reorganizations; 3) economic conditions and their associated impact on the equity security markets would particularly influence an entity such as the Registrant; 4) a change in the Registrant's management; and 5) the Registrant's ability to sufficiently capitalize itself for an undeterminable future period of time and allowing the Registrant to continue to pursue a reorganization as described herein.

During the first quarter of the prior year, the Registrant, its prior directors having resigned before such time, was effectively without any leadership. Consequently, the Registrant was inactive and did not engage in any business activities. Therefore, the Registrant has not made any comparisons between the activities of the Registrant from the prior year to the current year.

During the Registrant's three months period ending October 31, 1997, approximately 65% of its $6,848 operating loss was expended to bring the Registrant current in its reporting requirements with the Securities and Exchange Commission. This procedure included the audit of its financial statements (which are included in the Registrant's Form 10-KSB Report) and in requesting legal assistance which culminated with the Registrant's listing on the O T C Electronic Bulletin Board. The trading symbol assigned to the Registrant is "AREE." The business of acquiring other entities through a corporate reorganization is laden with numerous details resulting in certain costs which could change dramatically from one entity to another. Since the filing of its Form 10-KSB Report with the SEC, the Registrant undertook to meet with several entities which had expressed an interest in a potential business reorganization or entering into an agreement for a tax free exchange. Even though these discussions are still very preliminary, and any disclosure thereof at this time could only result in unwarranted conjectures by unrelated parties, the Registrant has incurred certain related costs. It appears inevitable that as the Registrant follows through with discussions with these entities, costs will remain a constant drain on the Registrant's resources.

The Registrant is not able to estimate the actual dollar amount that will or could be incurred by the Registrant is this regard. Nevertheless, it is the consensus of management, that unless an immediate reorganization were to occur, it will become necessary for the Registrant to seek additional finances to fund its plan to locate a potential reorganization candidate. The Registrant's current business activities may be referred to as those of a "blind check" or "blind pool" entity. There exists a particular dislike by regulatory entities for these types of entities, and even though not illegal, the likelihood of the Registrant undertaking any type of a public offering would be prohibitive. Thus, the Registrant will need to look for private capital through the sale of its common stock in those states where the Registrant would be allowed to undertake such isolated transactions. The Registrant believes that sufficient capital exists to maintain the company operational through the end of 1997 and into the first month or two of 1998. By that time the Registrant intends to have a plan formulated for raising additional capital, if the Registrant has not been able to enter into a reorganization.

One of the issues which the reader may find appropriate for the Registrant to discuss, is referred to what has become known as the "year 2000 issue." Stated very briefly for those not familiar with this issue as follows:

Computer systems which are older models or operate under older software programs have not been programed to identify the turn of the century and the year 2000 will appear as the last two digits of the year. If not appropriately programed, 2000 would be read by the software as the year 1900, which is obviously incorrect. However, the costs of changing the year 1900 to the year 2000 may involve problems of enormous magnitude. The actual difficulty involved in making such a transition may or may not be known; nevertheless, one potential result is that the Registrant could incur a tremendous financial obligation if the company acquired through a reorganization has not addressed this issue in its business activities.

Due to the fact that the Registrant is currently not engaged in an active trade or business, the "year 2000 issue" is immaterial. At the present time for the Registrant to provide any further information regarding the effects of a potential business reorganization with such an entity would only be conjecture at this time. If, however, a business or operating assets are acquired by the Registrant, then the "year 2000 issue" will need to be assessed by management of the Registrant, if such has not already been undertaken by the business or management of the operating assets acquired.

Management highly recommends to its shareholders, or prospective shareholders, that any evaluation of the Registrant be based on its current merits and not on conjecture as to possibilities which may arise at some unknown future date.

                           PART II - OTHER INFORMATION

The  information  required to be presented  pursuant to Item 1 through Item 5 of
Part II of this Form 10-QSB Report is either not applicable or would be answered by "no" or "none." Thus, in accordance with the instructions to Form 10-QSB, any further reference to these items has been omitted.


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


ARENA GROUP, INC.


/s/ Lloyd T. Rochford                             Dated: December 5, 1997
---------------------
    Lloyd T. Rochford,
    Chief Executive Officer


/s/ Denny W. Nestripke                            Dated: December 5, 1997
----------------------
    Denny W. Nestripke,
    Chief Financial Officer

                      EXHIBIT 27 - Financial Data Schedule