Form 10QSB
period 1998-01-31
ARENA GROUP INC
filed 1998-03-12
CIK 814741

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

     For the quarterly period ended:  January 31, 1998

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


                         APPLICABLE ONLY TO CORPORATIONS

State the number of shares outstanding of each of the Registrant's classes of common equity as of the latest practical date: 994,225 shares of its $0.001 par value common stock as of March 9, 1998.


Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                 PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following unaudited financial statements as of January 31, 1998 and for the three and six month periods then ended and for the same three and six month periods of the prior year are included as part of the Registrant's Form 10-QSB Report for the second quarter of its fiscal year ended July 31, 1998. These financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

In the opinion of management, all adjustments which are necessary in order for these financial statements not to be misleading, have been made and therefore, the Registrant's financial position, results of operations, cash flows and stockholder's equity, are presented fairly for the periods presented. These financial statements should be read in conjunction with their accompanying footnotes and with the Registrant's audited financial statements and footnotes contained in the Registrant's Form 10-KSB Report for the fiscal year ended July 31, 1997.

                                ARENA GROUP, INC.
                          (a development stage company)
                            Unaudited Balance Sheet
                                January 31, 1998


                                     ASSETS

Current Assets
      Cash in Bank .....................................  $ 6,032
                                                          -------


TOTAL ASSETS ...........................................  $ 6,032
                                                          =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable .................................  $   500
                                                          -------

Stockholders' Equity:
      Common Stock, $.001 par value, 50,000,000
            shares authorized, 994,225 shares
            issued and outstanding .....................      994
      Capital in excess of par value ...................   13,756
      Deficit accumulated during the development
            stage ......................................   (9,218)
TOTAL STOCKHOLDERS' EQUITY .............................    5,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............  $ 6,032
                                                          =======





The accompanying notes are an integral part of these financial statements.



                                ARENA GROUP, INC.
                          (a development stage company)
                             Statement of Operations
                                   [unaudited]


                                                                                                                    From the
                                                                                                                   start of a
                                                                                                                   development
                                         The Three Month     The Six Month    The Three Month    The Six Month    stage company
                                          Period Ended       Period Ended      Period Ended      Period Ended        through
                                          Jan. 31, 1998      Jan. 31, 1998     Jan. 31, 1997     Jan. 31, 1997    Jan. 31, 1998
                                         ---------------     -------------    ---------------    -------------    -------------

Revenue .................................... $     -           $      -           $     -          $      -          $      -
                                             -------           --------           -------          --------           -------

Expenses:
        Office expenses ....................      12                175                 -                 -               213
        Travel & Lodging ...................     508                931                 -                 -               931
        Office overhead & related ..........     750              1,559                 -                 -             1,559
        Public company costs ...............      10              1,463                 -                 -             1,937
        Legal & auditing fees ..............       -              4,000                 -                 -             4,000
        Filing and Registration ............       -                  -                 -                 -               578
Total Expenses ............................. $ 1,280           $  8,128           $     -          $      -             9,218
                                             -------           --------           -------          --------             -----

NET OPERATING LOSS ......................... $(1,280)          $ (8,128)          $     -          $      -          $ (9,218)
                                             =======           ========           =======          ========           =======

LOSS PER SHARE ............................. $ (0.00)          $  (0.01)          $     -          $      -          $  (0.01)
                                             =======           ========           =======          ========           =======

SHARES USED TO COMPUTE LOSS
        PER SHARE .......................... 994,225            994,225            779,940          779,940           994,225




The accompanying notes are an integral part of these financial statements.





                                ARENA GROUP, INC.
                          (a development stage company)
                        Statement of Stockholders' Equity
                                   [unaudited]


                                                                              Deficit
                                                             Capital        Accumuldated
                                      Common Stock          in Excess        During the            Total
                             --------------------------        of           Develoopment       Stockholders'
                                Shares        Amount        Par Value          Stage              Equity
                             ------------  ------------  ---------------  ----------------  -------------------

At commencement of the
    Development Stage,
    July 31, 1996 ............  779,940       $  780       $ (1,030)        $      -           $  (250)
         --- ----               -------       ------       --------         --------           -------

Common Stock issued for
    $.07 per share cash
    per share, July 1997 .....  214,285          214         14,786                -            15,000

Net Loss for the
    year ended
    July 31, 1996 ............        -            -              -           (1,090)           (1,090)
         --- ----               -------       ------       --------         --------           -------

         BALANCE .............  994,225       $  994       $ 13,756         $ (1,090)          $13,660
                                =======       ======       ========         ========           =======

Net Loss for the
    period ended
    January  31, 1998 ........        -            -             -            (8,128)           (8,128)
                                -------       ------      --------           -------           -------

    October 31, 1996
         BALANCE .............. 994,225       $  994      $ 13,756          $ (9,218           $ 5,532
                                =======       ======      ========          ========           =======








The accompanying notes are an integral part of these financial statements.



                                ARENA GROUP, INC.
                          (a development stage company)
                             Statements of Cash Flow
                                   [unaudited]



                                                                                          From the
                                                                                      commencement of
                                                                                       a development
                                           For the Six            For the Six          stage company
                                           Months Ended          Months Ended             through
                                         January 31, 1998      January 31, 1997       January 31, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES:
        Net loss from operations ........... $ (8,128)              $  -                 $ (9,218)
                                             --------               ----                 --------
        Increase in accounts
              Payable ......................      178)                 -                      250
                                             --------                                    --------

        Net Cash Used In Operating
               Activities ..................   (8,306)                 -                   (8,968)
                                             --------                                    --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
        Proceeds from sale of
              common stock .................        -                  -                   15,000
                                             --------               ----                 --------

        Net Cash Provided By
               Financing  Activities .......        -                  -                   15,000
                                             --------               ----                 --------

NET INCREASE (DECREASE) IN CASH ............    (8,306)                -                    6,032
                                             ---------              ----                 --------

Cash at beginning of period ................    14,338                 -                        -
                                             ---------              ----                 --------

CASH AT END OF PERIOD ...................... $   6,032              $  -                 $  6,032
                                             =========              ====                 ========


The accompanying notes are an integral part of these financial statements.


                                ARENA GROUP, INC.
                          (a development stage company)
                     Notes to Unaudited Financial Statements


NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared for the purpose of providing comparative information with respect to the interim three and six month periods ending January 31, 1998, and 1997.

From the date of the Registrant's commencement of a development stage company on July 31, 1996 through July 22, 1997, the Registrant conducted limited business operations. Commencing with the fourth quarter of the fiscal year ending July 31, 1997, the Registrant commenced conducting such business activities as needed in anticipation of the election of a board of directors. Inasmuch as the Registrant is a development stage company seeking to acquire a business operation, the Registrant is an inactive corporation and as such, the amounts stated herein may not be useful for analyzing purposes. Therefore, these financial statements should not be considered indicative of the results to be expected for the entire year nor for future corresponding periods.

The accounting policies followed by the Registrant and other pertinent financial statement disclosures are contained in the footnotes accompanying the Registrant's audited financial statements for its fiscal year ended July 31, 1997. Those financial statements are contained in the Registrant's Form 10-KSB Report which has previously been filed with the Securities and Exchange Commission.


NOTE 2 - COMMON STOCK ISSUED AND OUTSTANDING

On July 22, 1997, by a Written Consent Resolution representing a vote of 61% of the Registrant's shareholders, the Registrant changed its name to Arena Group, Inc. At the same time a reverse split in the Registrant's common stock was approved whereby one (1) share of the common stock reflecting the Registrant's new name, Arena Group, Inc. was issued for seven (7) shares of the Registrant's common stock held under its previous name. The herein presented financial statements reflect, in all respects, the Registrant's common stock as adjusted for the 1 for 7 reverse split.

The Registrant issued 214,285 shares of its post split common stock during July of 1997. These shares were issued for a total cash consideration of $15,000. Of the total 214,285 shares, 174,285 shares were issued to one of the Registrant's directors and 40,000 shares were issued to an individual who, after such issuance, holds 8.3% of the Registrant's total issued and outstanding common stock.

                        PART I - FINANCIAL INFORMATION

ITEM 2. PLAN OF OPERATION

Because the Registrant did not have any revenue, either from operations or otherwise, since it became a development stage enterprise, Item 2 of Part I, will be presented in the form of a Plan of Operation rather than in the format of management's analysis and discussion of its business operations.

The reader should be aware that the Registrant's plan of operation contains statements regarding expectations of future operations which include a potential reorganization with an existing operating company. Such statements and other statements contained under Item 2 of Part I of this Form 10-QSB Report, constitutes forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. The Registrant has no reason to believe that its expectations are not drawn from reasonable assumptions within the bounds of its knowledge and experience. Nevertheless, no assurance is being given by the Registrant that the actual results will not differ materially from the expectations expressed herein.

The Registrant's goal is to reorganize with another entity or to acquire operating assets from an existing entity. In attempting to accomplish this goal, the Registrant is aware of certain existing risks which it assumes in its quest. These risks are described as follows: 1) changes in federal and/or state securities laws; 2) changes in federal and/or state income tax laws relating to tax free or tax deferred reorganizations; 3) economic conditions which have an impact on the security markets, which relate to equity ownership of corporations; 4) a probable change in the Registrant's management; and 5) the Registrant's ability to meet its cash flow needs.

During the second quarter of the prior year, the Registrant did not conduct any business activity. During the second quarter of the current year, the Registrant has attempted to reach its goal of locating another entity or to acquire operating assets from an existing entity through a reorganization. Inasmuch as the Registrant was not engaged in such activities during the second quarter of the prior year, a comparison of the Registrant's financial statements of the current period with the same period of the prior year, may not be meaningful to the reader.

During the Registrant's first quarter of its current year, approximately 65% of its $6,848 operating loss was attributable to meeting its reporting requirements with the Securities and Exchange Commission. During the second quarter of its current year, all of its operating loss of $1,280 was attributable to the Registrant reaching its goal, as described above, and therefore its operating loss is substantially less.

The Registrant's common stock is listed on the O T C Electronic Bulletin Board having the trading symbol of " A R E E ". The Registrant has not been made aware of any sizeable volume of its common stock being traded and believes that the trading activities in its common stock to be minimal, until a corporate reorganization is imminent. At such time the Registrant will advise its shareholders and the public in general through the release of a press bulletin. It is not the intent of the Registrant to imply that the trading activity of its common stock will increase at such time or that the price of its common stock will increase. Such factors are based on the economics of supply and demand in combination with the risks set forth previously.

Management of the Registrant has met with  representatives  of several  entities which have expressed an interest in a potential tax free business reorganization. However, none of these discussions have resulted in the Registrant entering into an agreement or a letter of intent. Management is not in a position to forecast the likelihood of a reorganization occurring in the foreseeable future and discourages shareholders as well as non shareholders from conjecturing as to when or if such a reorganization will occur.

The Registrant has depleted over one half of the capital which it raised prior to the end of its last fiscal year end and has no other sources of revenue other than the sale of its common stock. Unless a reorganization were to occur in the very near future, it will become necessary for the Registrant to seek additional finances to fund its goal of entering into a business combination or other form of reorganization. Due to the fact that the Registrant is presently not engaged in a business operation precludes the Registrant from seeking additional financing through a "public offering". Thus, it will be necessary for the Registrant to seek capital through the sale of its common stock to a small select number of individuals in those states where the Registrant would be allowed to undertake such isolated transactions. At the present time, management believes that sufficient capital exists to continue to operate in the manner which it has been operating, through the end of its fiscal year, ending July 31, 1998.

An issue which does not effect the Registrant at the present time but which may become relevant if a reorganization were to occur, is known as the "year 2000 issue". Stated very briefly for those not familiar with this issue, is the follow:

Computer systems which are older models or operate under older software programs, have not been programed in such a matter that the turn of the century, "the year 2000", which results in two zeros appearing as the two digits on the far right of that year. If not appropriately programed, this year would be read by the software as the year 1900, which is obviously incorrect. However, the costs of changing the year 1900 to the year 2000 may involve problems of enormous magnitude. The actual difficulty involved in making such a transition may or may not be know; nevertheless, one potential result is that the Registrant could incur a tremendous financial obligation if the company acquired through a reorganization has not addressed this issue in its business activities.

PART - II OTHER INFORMATION

The  information  required to be presented  pursuant to Item 1 through Item 5 of
Part II of this Form 10-QSB Report is either not applicable or would be answered by "no" or "none". Thus, in accordance with the instructions to Form 10-QSB, any further reference to these items has been omitted.


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


Arena Group, Inc.


/s/ Lloyd T. Rochford                             Dated: March 11, 1998
---------------------                                    --------------
    Lloyd T. Rochford,
    Chief Executive Officer


/s/ Denny W. Nestripke                            Dated: March 11, 1998
----------------------                                   --------------
    Denny W. Nestripke,
    Chief Financial Officer