Form 10QSB
period 1998-03-31
ARENA GROUP INC
filed 1998-06-15
CIK 814741

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the quarterly period ended: April 30, 1998


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


                         APPLICABLE ONLY TO CORPORATIONS

State the number of shares outstanding of each of the Registrant's classes of common equity as of the latest practical date: As of June 10, 1998, the Registrant had outstanding 1,394,225 shares of its $0.001 par value common stock, which is the only class of common equity that the Registrant had issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [ X ]


          OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

During the period covered by this Report, the Registrant incorporated a wholly-owned subsidiary under the laws of the state of Nevada. No activity has occurred in this subsidiary and the Registrant has not funded nor utilized this subsidiary in any form or fashion. Other than is provided hereby, no other specific reference is made to this subsidiary in this Form 10-QSB Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (of a development stage enterprise).

The following financial statements constitute interim financial statements which are unaudited as of April 30, 1998 and represent the financial position and the results of operations of the Registrant for the nine months and the most recent fiscal quarter then ended. The interim financial statements are prepared in accordance with generally accepted accounting principals, meet the disclosure requirements of a development stage enterprise and present unaudited amounts for the comparable periods of the preceding fiscal year.

The interim financial statements included herein, contain all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. Furthermore, the interim financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission which allow certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles to be condensed or omitted.

The reader should refer to the footnotes accompanying these interim financial statements and to the audited financial statements of the Registrant and the footnotes thereto, which are contained in the Registrant's Form 10-KSB Report for the fiscal year ended July 31, 1997.

                                ARENA GROUP, INC.
                          (a development stage company)
                             Unaudited Balance Sheet
                                 April 30, 1998


                                     ASSETS

Current Assets
      Cash in Bank .....................................  $283,689
      Stock Subscription Receivable.....................    74,250
                                                          --------
Total Current Assets....................................   357,939

Office Equipment (Net)..................................     1,240
                                                          --------
TOTAL ASSETS ...........................................  $359,179
                                                          ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable ................................. $  2,018
                                                         --------

Stockholders' Equity:
      Common Stock, $.001 par value, 50,000,000
            shares authorized, 1,394,225 shares
            issued and outstanding .....................    1,394
      Capital in excess of par value ...................  373,155
      Deficit accumulated during the development
            stage ......................................  (17,388)
                                                         --------
TOTAL STOCKHOLDERS' EQUITY .............................  357,161
                                                         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............. $359,179
                                                         ========





The accompanying notes are an integral part of these financial statements.



                                ARENA GROUP, INC.
                          (a development stage company)
                             Statements of Operation
                                   [unaudited]


                                                                                                                       From the
                                                                                                                    commencement of
                                                                                                                     a development
                                         The Three Month     The Nine Month   The Three Month    The Nine Month      stage company
                                          Period Ended        Period Ended     Period Ended       Period Ended          through
                                          April 30, 1998      April 30, 1998   April 30, 1997     April 30, 1997     April 30, 1998
                                         ---------------     -------------    ---------------    --------------     --------------

Revenue ................................... $       -         $        -       $         -        $         -       $          -
                                            ---------         ----------       -----------        -----------       ------------

Expenses:
        Payments to officer................     4,500              4,500                 -                  -              4,500
        Overhead & office related costs....       606              2,326                 -                  -              2,364
        Travel, lodging, meals & other.....     2,600              3,530                 -                  -              3,530
        Costs related to a public company..         -              1,477                 -                  -              1,951
        Legal & auditor fees...............         -              4,000                 -                  -              4,000
        Registrations, fees, dues..........       465                465                 -                  -              1,043
                                            ---------         ----------       -----------        -----------       ------------
Total Expenses ............................     8,171             16,298                 -                  -             17,388
                                            ---------         ----------       -----------        -----------       ------------

NET OPERATING LOSS ........................ $  (8,171)        $  (16,298)      $         -        $         -       $    (17,388)
                                            =========         ==========       ===========        ===========       ============

LOSS PER SHARE ............................ $   (0.01)        $    (0.02)      $         -        $         -       $      (0.02)
                                            =========         ==========       ===========        ===========       ============

SHARES USED TO COMPUTE LOSS
        PER SHARE .........................   994,225            994,255           779,940            779,940            994,225
                                            =========         ==========       ===========        ===========       ============




The accompanying notes are an integral part of these financial statements.





                                ARENA GROUP, INC.
                          (a development stage company)
                        Statement of Stockholders' Equity
                                   [unaudited]


                                                                              Deficit
                                                             Capital        Accumulated
                                      Common Stock          in Excess        During the           Total
                             --------------------------        of           Development       Stockholders'
                                Shares        Amount        Par Value          Stage             Equity
                             ------------  ------------  ---------------  ----------------  ---------------

At commencement of the
    Development Stage,
    July 31, 1996.............   779,940      $  780       $ (1,030)        $      -           $   (250)
                               ---------      ------       --------         --------           --------

Common Stock issued to
    affiliates for $.07 cash,
    per share, July, 1997.....   214,285         214         14,786                -             15,000

Net Loss for the
    year ended
    July 31, 1997.............         -           -              -           (1,090)            (1,090)
                               ---------      ------       --------         --------           --------

BALANCE, July 31, 1997........   994,225      $  994       $ 13,756         $ (1,090)          $ 13,660
                               ---------      ------       --------         --------           --------


Common Stock issued to an
    affiliate for $.90 cash,
    per share, April 30, 1998.   400,000         400        359,399                -            359,799

Net Loss for the nine month
    period ended,
    April 30, 1998............         -           -              -          (16,298)           (16,298)
                               ---------      ------       --------         --------           --------

BALANCE, April 30, 1998....... 1,394,225      $1,394       $373,155         $(17,388)          $357,161
                               =========      ======       ========         ========           ========








The accompanying notes are an integral part of these financial statements.




                                ARENA GROUP, INC.
                          (a development stage company)
                             Statements of Cash Flow
                                   [unaudited]



                                                                                          From the
                                                                                      commencement of
                                                                                       a development
                                           For the Nine          For the Nine          stage company
                                           Months Ended          Months Ended             through
                                          April 30, 1998        April 30, 1997         April 30, 1998
                                          --------------        --------------         --------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
        Net loss from operations ........... $ (16,298)            $      -               $ (17,388)
        Adjustments to Current Accounts:
             Increase in stock subscriptions
                receivable .................   (74,250)                   -                 (74,250)
             Increase in accounts payable ..     1,340                    -                   1,768
                                             ---------             --------               ---------

Net Cash Used For Operating Activities .....   (89,208)                   -                 (89,870)
                                             ---------             --------               ---------


CASH FLOWS FROM FINANCING
ACTIVITIES:
        Proceeds from the sale of
             common stock (net) ............   359,799                    -                 374,799
                                             ---------             --------               ---------

Net Cash Provided From Financing Activities.   359,799                    -                 374,799
                                             ---------             --------               ---------


CASH FLOWS FROM INVESTING
ACTIVITIES:
        Increase in office equipment ......     (1,240)                   -                  (1,240)
                                             ---------             --------               ---------

Net Cash Used For Investing Activities ....     (1,240)                   -                  (1,240)
                                             ---------             --------               ---------


NET INCREASE IN CASH .......................   269,351                    -                 357,661

Cash at Beginning of Period ................    14,338                    -                       -
                                             ---------             --------               ---------

CASH AT END OF PERIOD ...................... $ 283,689             $      -               $ 283,689
                                             =========             ========               =========


The accompanying notes are an integral part of these financial statements.


                                ARENA GROUP, INC.
                        (a development stage enterprise)
                     Notes to Unaudited Financial Statements


NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed unaudited financial statements included in this Form 10-QSB Report have been prepared by the Registrant in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been provided to give the reader information with respect to the interim three and nine month periods ending April 30, 1998 and 1997. The operations conducted by the Registrant are being undertaken as a development stage enterprise seeking to enter into a reorganization with a business venture or a business entity, which has profitable operations or to the best of managements' assessment, the potential to operate in a successful manner. In seeking to acquire such an entity or business venture, the Registrant intends to issue shares of its common stock as consideration for the assets thus acquired. The Registrant's ability to succeed in its endeavor is contingent upon finding an entity which is willing to enter into this type of a reorganization.

The Registrant was incorporated under the laws of the state of Nevada on March 6, 1987 with the name of Coronado Ventures, Inc. In October of 1988, the Registrant's current officers and directors acquired a combined 60% of the Registrant's then issued and outstanding common stock for cash consideration. On November 13, 1989, a registration statement filed by the Registrant with the U.
S. Securities and Exchange Commission was declared "effective" and capital was raised through the sale of the Registrant's common stock. Additional information regarding the Registrant's activities from the date of its inception can be obtained from the Registrant's Form 10-KSB Report for the year ended July 31, 1997.

The accounting policies followed by the Registrant and other pertinent financial statement disclosures are contained in the footnotes accompanying the Registrant's audited financial statements for its fiscal year ended July 31, 1997. Those financial statements and accompanying footnotes are contained in the Registrant's Form 10-KSB Report which was filed with the U. S. Securities and Exchange Commission on or about September 24, 1997.


NOTE 2 - CURRENT CAPITALIZATION OF THE REGISTRANT

On July 22, 1997, by a Written Consent Resolution of Shareholders representing a majority of the shares eligible to vote, the Registrant's name was changed to Arena Group, Inc. and a reverse split of its common stock was approved. The herein presented financial statements reflect, in all respects, the Registrant's common stock as adjusted for this reverse split, whereby one share of Arena Group, Inc. was issued for seven of the Registrant's pre-split shares of common stock.

As described in greater detail in the Registrant's Form 10-KSB Report, the Registrant sold shares of its common stock for cash consideration to two of its affiliates prior to its July 31, 1997 fiscal year end. During the quarter ending April 30, 1998, the Registrant sold to one of those same affiliated parties, an additional 400,000 shares of its common stock for cash consideration equal to ninety cents ($0.90) per share. Less certain incidental costs of $201, total proceeds amounted to three hundred and fifty-nine thousand seven hundred and ninety-nine dollars ($359,799).

                         PART I - FINANCIAL INFORMATION

ITEM 2.  PLAN OF OPERATION

The Registrant did not generate any revenue from operations since becoming a development stage enterprise in approximately July of 1995. In compliance with the instructions for Item 2 of Part I as contained in Regulation S-B, the information which follows is presented in the form of a Plan of Operation.

     The reader is hereby advised and is given notice that the Registrant's Plan of Operation may contain statements regarding the Registrant's expectations as to its future operations and the potential of making an acquisition of a profitable business operation. Furthermore, the potential exists that the Registrant may pursue, in conjunction with other industry partners, a program of acquiring oil and gas properties suitable for production or development. Such statements, as well as certain other statements made herein, constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge and experience, the reader should be aware that no assurance is being given by the Registrant that the actual results will not differ materially from the expectations expressed herein.

In addition to the foregoing, there are matters which may affect the Registrant to a greater degree than other corporations. Specifically, factors which the reader should consider as being material to the Registrant and which could cause expectations to differ significantly, are the following: 1) changes in federal and/or state securities laws and natural resource related laws; 2) changes in federal and/or state income tax laws relating to tax benefits provided to participants in the oil and gas industry as well as benefits of tax deferred reorganizations; 3) economic conditions and their associated impact on the oil and gas industry as well as the equity security markets in general; 4) an unexpected change in the presently comprised management of the Registrant, resulting in new management not having the experience or knowledge of the oil and gas industry or corporate reorganizations and 5) the Registrant's ability to sufficiently capitalize itself for an undeterminable future period of time. This time period could extend until revenue producing activities are being conducted either through an joint oil and gas venture or through an acquisition of a suitable operating entity.

Plan Of Operations - Capital Resources. During the third quarter of the prior year, the Registrant was primarily focused on its internal affairs and organization. In this regard, the Registrant was seeking to combine a qualified management team which could commence the Registrant's search to acquire an existing business or a business venture ("Target Corporation"). During the third quarter of its current fiscal year, the Registrant became steadily more directed toward seeking a Target Corporation to acquire. As an alternative, due to management's substantial amount of past experience in the oil and gas industry, a wholly-owned subsidiary was formed for the purpose of entering into advantageous oil and gas opportunities, as such came along. In order for the Registrant to be adequately capitalized to pursue either of the aforementioned directions, the Registrant elected to seek funding through the limited private sale of 400,000 shares of its common stock. The sale of all 400,000 shares would equate to an approximate 40% increase in the issued and outstanding shares of the Registrant and results in an increase in the number of common shares held by a certain Mr. Robert Morley of Roseville, California. Mr. Morley, the purchaser of all 400,000 shares, represents an ownership interest at the completion of the sale of these shares, of 34.6% of the total issued and outstanding shares of the Registrant. Mr. Morley has represented to the board of directors of the Registrant that he has no desire to exercise any control over the Registrant. As herein mentioned, Mr. Morley is a director of the Registrant's recently formed wholly-owned subsidiary; however, this subsidiary has been inactive up to this point in time. The activities in which the Registrant was engaged during the third quarter ended April 30, 1997, when compared to the current third quarter, constitute a significant difference in the emphasis of the Registrants operations and therefore a comparison between the current and prior quarter does not appear relevant to this discussion and may, in fact, be confusing to the reader.

During the third quarter of the current year, Management has placed an even greater emphasis on pursuing a Target Corporation engaged in profitable operations and which seeks to become a public entity through a business combination or other form of reorganization (other than an initial public offering). Management has further taken the steps necessary to meet this challenge by seeking the involvement of third parties, such as investment bankers and/or other professionals who specialize in the type of reorganization with a Target Corporation. The utilization of such third parties would, in all probability, require the payment of a fee or other type of compensation. Such would also be the case as it relates to utilizing a significantly greater amount of Management's time than initially contemplated at the commencement of the Registrant's current fiscal year.

As a result of the Registrant's pursuit of a Target Corporation, numerous meetings have been held with management of a Target Corporation, as well as traveling to locations away from the Registrant's corporate headquarters. All of these functions were a primary purpose of meeting Management's goals and have resulted in increased expenditures over the prior two quarters of the Registrant's current fiscal year. As previously described, a meaningful comparison with the prior year third quarter would be of no benefit to the reader.

Management believes, though no assurance or other form of reliance can be given at this time, that, prior to the end of its current fiscal year, substantial progress should be achieved through the execution of a letter of intent with the desired result of pursuing some form of a corporate reorganization with one of the Target Corporations who have expressed an interest in such a restructuring.

Additionally, the Registrant believes that with the present low prices of crude oil, commencing an oil and gas joint venture is largely dependent on finding an appropriate property for development at prices favorable to the current value of crude oil in the marketplace. The Registrant's intent with respect to the commencement of activities related to existing oil and gas ventures, is conditioned upon locating a preferable existing operation, which would be undertaken in the Registrant's wholly owned subsidiary, which was recently incorporated in the state of Nevada. Mr. Rochford and Mr. Nestripke, both current directors of the Registrant are two of the three directors who will be directing the Registrant's future endeavors in this area. Mr. Robert Morley, the purchaser of the common stock sold by the Registrant as disclosed herein, has been appointed as the third director. No other activities, except as described herein and related to the corporation's formation, have taken place. To the extent that the Registrant has additional operating capital available, such capital could be utilized in the development of this subsidiary's intended purpose.

     Plan of Operations - Liquidity. With the proceeds from the limited private sale of its common stock, the Registrant has sufficient financial means to sustain its operations through the end of its current fiscal year ending July 31, 1998. Additionally, the Registrant's cash position should be sufficient to fund its operations into the forthcoming fiscal year.

The Registrant believes that its cash position is adequate to allow entrance into an oil and gas operation, given that it proceeds as a joint venture participant and most likely at a level equivalent to a partial working interest in one or more oil and gas leases. Based on the continued decline of oil prices, the likelihood of achieving such an acquisition in conjunction with other industry partners is questionable, but nevertheless very possible.

     Year 2000 disclosure. The Registrant has in its previous Reports filed with the Securities and Exchange Commission addressed the issue relative to its assessment of the materiality of this matter to its business, operations or financial condition. As previously stated, at the present time the Registrant does not have any material problem relating to its business, operations and relationship with customers, suppliers and other constituents due to the fact that the Registrant is for all practical purposes, non-operational at the present time. However, the Registrant has not assessed its Year 2000 issues, and has not even determined whether it has any material Year 2000 issues, with respect to a Target Corporation. This known uncertainty is hereby being disclosed and to the extent that the Registrant does not have a Target Corporation with which it has entered into any type of an agreement of reorganization, a determination that a Year 2000 issue may exist and be material, cannot be made.

                           PART - II OTHER INFORMATION


Item 1 -  Legal Proceedings. Not Applicable.


Item 2(c) - Changes in Securities - Relative to all equity securities of the Registrant sold by the Registrant during the quarter covered by this Report, which were not registered under the Securities Act of 1933.

In response to this Item 2(c), the Registrant incorporates the following information provided in Item 1 of Part I of this Form 10-QSB Report. The Balance Sheet of the Registrant, indicating the cash received through the sale of its common stock and the amount collected by the Registrant immediately after the close of its third quarter ending April 30, 1998, is entitled "Subscription Receivable". The Statement of Stockholders' Equity shows the effect of the sale of the common stock in relationship to the total capitalization of the Registrant. The Statement of Operations and the Statement of Cash Flows, reflect the utilization of the cash received by the Registrant from the sale of its common stock. The resultant effect of having an increase in the Registrant's cash position is provided narratively in its "Plan of Operations" furnished under Item 2 of Part I of this Report.

A total of 400,000 shares of restricted common stock were sold by the Registrant during the month of April, 1998, at a cash price of ninety cents ($0.90) per share. At the conclusion of the aforementioned sale, the Registrant terminated the sale of any additional shares of its securities. This sale did not include any working capital restrictions or any other limitations being placed upon the payment of dividends, even though the probability of the Registrant making any dividend payments are doubtful. The Registrant did not utilize the services of any underwriter, having sold these shares to one individual who, as of the Registrant's latest year end, owned 8.3% of the Registrant's total issued and outstanding common stock. In making the offer and sale of its common stock, the Registrant relied upon an exemption from registration as provided for in Section 4(2) of the Securities Act of 1933, inasmuch as the securities that were sold constituted a private offering to a single individual, sometimes referred to as an "Isolated Transaction", whom the Registrant determined to be an accredited investor.


Item 3 -  Defaults Upon Senior Securities. Not Applicable.


Item 4 -  Submission of Matters to a Vote of Security Holders. Not Applicable.


Item 5 -  Other Information. Not Applicable.

Item 6(a) -  Index to Exhibits:

Location     Exhibit     Description of Exhibit

  (E)        2           Order of the Court to dissolve subsidiary corporations

  (B)        3(i).1      Initial Articles of Incorporation
  (C)        3(i).2      Amended Articles of Incorporation dated January 5, 1990
  (E)        3(i).3      Amended Articles of Incorporation dated August 5, 1997

  (B)        3(ii).1     Initial By-Laws
  (D)        3(ii).2     By-Laws dated July 2, 1991

  (A)        11          Statement re: Computation of Per Share Loss

  (E)        22.1        Form of the Written Shareholder Consent
  (E)        22.2        Notice of Shareholder Action
  (E)        22.3        Information Statement
  (E)        22.4        Transmittal Form

  (A)        11          Explanation to the computation of Loss per Share
  (A)        27          Financial Data Schedule


Legend to location of Exhibits

(A)  Located at the conclusion of this Report and in Exhibit number order.

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


Item 6(b) -  Reports on Form 8-K - Not Applicable as to this Report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Arena Group, Inc.


/s/ Lloyd T. Rochford                             Dated: June 10, 1998
    -------------------
    Lloyd T. Rochford,
    Chief Executive Officer


/s/ Denny W. Nestripke                            Dated: June 10, 1998
    -------------------
    Denny W. Nestripke,
    Chief Financial Officer