Form 10KSB
period 1998-07-31
ELLIGENT CONSULTING GROUP INC
filed 1998-10-29
CIK 814741

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:July 31, 1998

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   Commission file number: 33-14576-D

                   ELLIGENT CONSULTING GROUP, INC.
                            (Name of Registrant)

         Nevada                                            87-0453842
       (State or other jurisdiction of                 (I. R. S. Employer
       incorporation or organization)                  Identification No.)

                     152 West  57th Street,  40th Floor
                           New York, N. Y.  10019
                              (212) 765 - 2915
       (Current Address and Telephone Number of the Registrant)

                              Arena Group, Inc.
                             5 Clancy Lane South
                       Rancho Mirage, California 92270
                   (Former Name and Address of Registrant)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ Item - 1 ] Yes [ X ] No [ ] [ Item - 2 ] Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State Registrant's revenues for its most recent fiscal year. Pro forma revenue taking into consideration the Registrant's Reorganization (as defined herein) and the acquisition of Conversion Services International, Inc. (as described herein).
       $17,730,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

As of September 4, 1998, the Registrant's common stock, $0.001 par value per share (the "Common Stock") was listed on the OTC electronic bulletin board at an average bid and asked price of $5.75 per share. Based on the 1,419,940 shares of voting Common Stock held by non-affiliates (pro forma after the Reorganization and the acquisition of CSI), the aggregate market value was approximately $8.16 million.

Indicate the number of shares outstanding of each class of the Registrant's Common Stock.

The Registrant has only one class of Common Stock outstanding. As of September 4, 1998, 14,544,225 shares of the Registrant's Common Stock were outstanding (pro forma after the Reorganization and the acquisition of CSI).

DOCUMENTS INCORPORATED BY REFERENCE
None of the documents referred to by this Item are incorporated by reference.

Transitional Small Business Disclosure Format (check one):Yes [ ] No [ X ]

                                    PART - I

ITEM 1.     DESCRIPTION OF BUSINESS

      This report contains statements of a forward-looking nature relating to future events or future financial results of the Registrant. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

General

      The Registrant was incorporated as Coronado Ventures, Inc. under the laws of the state of Nevada in 1987. Subsequently, the Registrant filed a Form S-18 Registration Statement (the "Offering") with the U.S. Securities and Exchange Commission ("SEC"), which was declared effective on November 13, 1989. Pursuant to the Offering, a total of one million units, consisting of one share of Common Stock and three warrants, were sold. The warrants expired unexercised.

      Shortly after the consummation of the Offering, the Registrant acquired 100% of the issued and outstanding shares of common stock of Tahoeview Cablevision, Inc. ("Tahoeview") for which it issued shares of its Common Stock. The acquisition of Tahoeview allowed the Registrant to pursue the cable television business in northern California. At the same time, the Registrant's name was changed to Weststar Group, Inc. In 1991, the Registrant acquired all the assets of several cable television systems located in eastern Montana and formed a second subsidiary, Weststar Group North ("WGN"). The Registrant issued shares of its Common Stock and through WGN obtained a $3,000,000 revolving credit loan (the "Revolving Credit Loan") from a financial institution of which approximately $2,300,000 went to the sellers of the assets acquired by WGN.

      Upon expiration of the Revolving Credit Loan in 1993, which the Registrant's subsidiaries were not able to renew, suit was filed in U. S. District Court (the "Court"), naming Tahoeview and WGN as defendants and a permanent receiver (the "Permanent Receiver") was appointed. The Registrant was not a party to the bankruptcy proceedings. On July 31, 1996, the Court ordered the receivership closed and the Registrant's subsidiaries were ordered to dissolve as corporate entities.

      In July of 1997, the Registrant changed its name to Arena Group, Inc. and two shareholders of the Registrant, Lloyd T. Rochford and Denny W. Nestripke, were elected as directors, with the express purpose of locating a business venture with which the Registrant could enter into a Reorganization. On July 23, 1998, the Registrant, through its wholly owned subsidiary Patra Acquisition, Inc., a Delaware corporation ("Patra Acquisition"), entered into a Non-Binding Letter of Intent (the "Letter of Intent") with Patra Capital Ltd., a Delaware corporation ("Patra Capital"). The Letter of Intent provided for the execution of a definitive merger agreement (the "Merger Agreement"). Pursuant to the Merger Agreement, Patra Capital will merge with Patra Acquisition and Patra Capital, as the surviving corporation of the merger, will became a wholly owned subsidiary of the Registrant (the "Reorganization"). As part of the Reorganization, the Registrant changed its name to Elligent Consulting Group, Inc. on July 31, 1998.

      In connection with the Reorganization, Patra Capital negotiated an agreement to acquire Conversion Services International, Inc., a Delaware corporation ("CSI"). CSI has been engaged for nearly nine years in providing information technology consulting services. Pursuant to the acquisition agreement, Patra Capital would acquire all of the outstanding shares of common stock of CSI, and at the same time, Patra Capital would change its name to Conversion Services International, Inc.

      CSI provides high-end project management, applications implementation, data warehousing, consulting, internet and information technology ("IT") staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 170 employees and consultants, and expects that number to increase as its business grows. CSI's revenues have doubled over the past two years, and estimated 1998 revenues are expected to be approximately $23 million.

      Prior to the Reorganization, all functions of the Registrant's operations were conducted by its two directors. The Registrant had one employee as of July 31, 1998. The Registrant did not conduct any business operations during the past three years and has not generated any revenue from any sources during that time period. Pursuant to the Reorganization, the Registrant's business operations will be significantly different in forthcoming years.

      During the first quarter of fiscal 1999, the Registrant plans to close its acquisition of CSI, its first operating subsidiary. The Registrant expects to continue an acquisition program to acquire other operating subsidiaries ("platform companies") by early 1999. The Registrant will then continue its development through continued internal growth from the acquired platform companies and additional rollout acquisitions within each of its service offering areas. Through this expansion and growth strategy, the Registrant plans to develop into a leading global technology services company.

      Through its operating subsidiaries, the Registrant plans to offer its clients an enterprise-type offering of services. These services will include management consulting, business function reengineering, mission critical application rollouts and package implementation, database and datawarehousing consulting, networking and interim and permanent staffing or support.

      The Registrant plans to enter a business segment that has significant competition from other much larger companies. The Registrant expects to offer its services to large national and multi-national companies. There are no copyrights or patents owned by the Registrant.

      As a part of the Reorganization, the Registrant established its corporate headquarters office in New York City, New York. CSI maintains its offices in East Hanover, New Jersey.

      The Registrant plans to continue an expansion strategy through (1) the acquisition of a select number of technology consulting companies with complementary areas of expertise and (2) internal growth from the acquired operating subsidiaries. While there is significant risk as a result of potential external problems, lack of available capital, changing economic and market conditions, and significant competition from much larger companies, through this expansion strategy, the Registrant's plans are to develop into a leading global consolidator of technology services companies. Key to the acquisition strategy is the retention of the acquired company's management and staff.



ITEM 2.     DESCRIPTION OF PROPERTY

      Prior to the Reorganization, the Registrant did not own or lease any real property. After the Reorganization, the Registrant shall have two operating locations, both of which are leased. The executive offices will be located at 152 West 57th Street, New York, New York. The offices of CSI are located at 100 Eagle Rock Avenue, East Hanover, New Jersey.


ITEM 3.     LEGAL PROCEEDINGS

      All legal proceedings relative to the receivership in which the Registrant's former subsidiaries were involved prior to the Reorganization were ordered closed by the Court on July 31, 1996. The Registrant was not a party to the proceedings. The Registrant, its officers, directors, affiliates or owners of more than 5% of the Registrant's Common Stock are not a party to any known or threatened legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Pursuant to a Written  Shareholder Consent (with a record date of July 25,
1998) executed in connection with the Letter of Intent and the Reorganization, approximately 66% or 1,049,202 voting shares of Common Stock of the Registrant approved the change in the Registrant's name to Elligent Consulting Group, Inc.

                                    PART - II


ITEM 5.     MARKET FOR COMMON EQUITY & RELATED STOCKHOLDER MATTERS

      Prior to the Reorganization, there was no public market for the Registrant's Common Stock and any transactions occurring were principally the result of a "work-out" market price. The Registrant's Common Stock commenced trading on low volume following the signing of the Letter of Intent. The quotations that commenced at that time reflected inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      As of September 4, 1998, and after giving effect to the Reorganization and the acquisition of CSI, the Registrant had 14,544,225 shares of issued and outstanding Common Stock, of which 1,419,940 shares, or 9.76%, are held by non-affiliates. The Registrant's Common Stock is traded on the OTC Bulletin Board under the symbol ECGR.

Stock Price RangePeriod August 25 to September 4, 1998

      High                      $ 7 1/8
      Low                       $ 4 7/8

      The Registrant's shares of Common Stock are held by approximately 58 shareholders of record. The Registrant has not undertaken a search for shareholders whose securities are being held in broker/dealer or clearing house accounts; consequently, the actual number of shareholders could be substantially larger than the shareholders of record. During the last two fiscal years the Registrant has not declared any cash dividends on its Common Stock.

      In July of 1997, the Registrant sold 214,285 shares of its Common Stock to two individuals at a cash price of $0.07 per share pursuant to the private offering exemption of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). One of these individuals was Mr. Lloyd T. Rochford, an officer and director of the Registrant, who purchased 174,285 shares for a total of $12,200 in cash consideration. The other individual was Mr. Robert Morley who, after his purchase of 40,000 shares of post-split Common Stock, owned a combined total of 82,857 shares or 8.3 % of the total common shares then outstanding. Mr. Morley paid $2,800 in cash consideration for these shares.

      In January of 1998, the Registrant sold 200,000 shares of its Common Stock to KM Financial at a cash price of $0.07 per share pursuant to the private offering exemption of Section 4(2) of the Securities Act. After this purchase, KM Financial owns 200,000 shares or 12.55% of the 1,594,225 common shares outstanding as of July 31, 1998. KM Financial paid $14,000 in cash consideration for these shares.

      In June of 1998, the Registrant sold 400,000 shares of its Common Stock to Mr. Morley at a cash price of $0.90 per share pursuant to the private offering exemption of Section 4(2) of the Securities Act. After his purchase, Mr. Morley owns 482,857 shares or 30.29% of the 1,594,225 common shares outstanding as of July 31, 1998. Mr. Morley paid $359,799 in cash consideration for these shares, representing the purchase price of $0.90 per share less certain incidental costs of $201.

      In connection with the Reorganization, the Company intends to issue 12,950,000 shares of its Common Stock, including 1,100,000 shares in connection with the acquisition of CSI.


ITEM 6.   PLAN OF OPERATIONS.

General

      The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Registrant will have adequate financial resources to fund the development and operation of its business and planned acquisitions, and that there will be no material adverse change in the Registrant's operations or business and in the economy as a whole. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Registrant, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Registrant's control. Accordingly, although the Registrant's management believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. There are a number of other risks presented by the Registrant's business and operations which could cause the Registrant's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Registrant to alter its capital investment and other expenditures, which may also adversely affect the Registrant's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the Registrant's objectives or plans will be achieved.

      In addition to general economic factors that could adversely affect the economy, the several factors that could cause expectations to differ and adversely affect the Registrant's plan of operations include, but are not limited to, the following: (1) the Registrant may not be able to attract acquisition candidates on favorable terms; (2) financing sources may not be available to achieve the planned acquisitions; (3) competition for consulting assignments remains strong and the Registrant must continue to demonstrate its ability to meet the needs of its current and prospective clients; and (4) changes in technology may result in the Registrant not being able to meet the needs of its current and prospective clients due to an inability to locate a sufficient number of qualified consultants.

      The Registrant did not conduct any business operations during the past three years and has not generated any revenue from any sources during that time period. Pursuant to the Reorganization, the Registrant's business operations will be significantly different in forthcoming years. The remainder of this Item 6 is a discussion of the Registrant's plans for operations during the next twelve months and a discussion of CSI's historical results and future plans.

Elligent Consulting Group, Inc.

      The Registrant's plan is to build a major technology consulting services company that can provide a one-stop shopping entity where major corporations may obtain the specialized technology consulting services that they need to continue their own growth targets without adding to their fixed overhead cost structure.

      The Registrant's management believes that market dynamics provide an opportunity to grow by offering their clients enterprise services that would replace the point solution service offerings of the past. These market dynamics are similar to those that facilitated the growth of enterprise software companies such as SAP, Peoplesoft, BAAN and others that replaced the point solution software companies. The Registrant plans to meet this demand by acquiring six to eight platform companies with complementary areas of expertise through an acquisition program that when completed will allow the Registrant to offer its clients an enterprise-type offering of services. These services will include management consulting, business function reengineering, mission critical application rollouts and package implementation, database and datawarehousing consulting, networking and interim and permanent staffing or support.

      During the first quarter of fiscal 1999, the Registrant expects to close an acquisition of CSI, its first platform company. The Registrant expects to continue an acquisition program to acquire other platform companies by early 1999. The Registrant will then continue its development through continued internal growth from the acquired operating subsidiaries and additional rollout acquisitions within each of its service offering areas. Through this expansion and growth strategy, the Registrant plans to develop into a leading global technology services company.

      In order to achieve this expansion plan, the Registrant will need to raise equity capital and establish lines of credit that can be used to provide capital for acquisitions and internal growth of its platform companies.

Conversion Services International, Inc.

      CSI is a nine-year old consulting company specializing in providing information technology consulting services. CSI provides high-end project management, applications implementation, data warehousing, consulting, internet and Information Technology staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 170 employees and consultants, and expects that number to increase as its business grows.

      CSI's revenues increased from $6.3 million in 1995 to $9.3 million in 1996 and $13.2 million in 1997, representing increases of 48% and 42%, respectively.

      Cost of revenue consists primarily of personnel costs for consulting and customer support. Total services costs increased from $3.9 million in 1995 to $4.8 million in 1996 and $8.1 million in 1997 and represented 61%, 51% and 62% of service revenues in 1995, 1996 and 1997, respectively.

      Operating expenses consist primarily of personnel related expenses, executive compensation and other administrative costs. Total operating expenses increased from $2.3 million in 1995 to $4.1 million in 1996 and $5.2 million in 1997, representing increases of 80% from 1995 to 1996 and 26% from 1996 to 1997.

ITEM 7.   FINANCIAL STATEMENTS

      See Part III, Item 13(a) for a list of financial statements filed as part of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Registrant has not had any disagreements with its accountants on matters relating to accounting and financial disclosure.

                                   PART - III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The Registrant is not a small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act and therefore is not making any disclosure relative to shareholders who would otherwise be subject to file Forms 3, 4 and 5.

      Lloyd T. Rochford and Denny W. Nestripke comprised the Registrant's board of directors prior to the Reorganization. Mr. Nestripke resigned his position effective August 1, 1998. In connection with the Reorganization and the acquisition of CSI, Andreas Typaldos, Edwin T. Brondo and Scott Newman were nominated to serve as directors and officers of the Registrant. Listed below are the names, ages, position and offices held or nominated to be held with the Registrant. Also provided is the business experience during the past five years of each individual and any other directorships held in reporting companies naming each company.

      a]  Lloyd T. Rochford; age 52; director and Chairman of the Board
          -------------------------------------------------------------

          In February of 1989, Mr. Rochford founded Magnum Hunter Resources, Inc. ("Magnum") and served as a director and as its Chief Executive Officer through the end of 1995. Commencing in January of 1996 through June of 1997, Mr. Rochford served as Magnum's Chairman of the Board of Directors. Magnum is engaged in the exploration for and the production of oil and gas and is a company listed on the American Stock Exchange. Since his resignation from Magnum, Mr. Rochford has pursued his own personal business interests until being elected a director of the Registrant in July of 1997. Mr. Rochford will serve as chairman of the board of the Registrant until August 1, 1998.

      b]  Andreas Typaldos;  age 52; nominated to serve as director and Chairman
          ---------------------------------------------------------------------
          of the Board
          ------------

          Mr. Typaldos was founder, President and CEO of Computron Software, Inc., an international public software and consulting company until 1996. He is also founder, Chairman, and major shareholder of Enikia, Inc., an advanced home networking and communications company. Mr. Typaldos was nominated to serve as chairman of the board of the Registrant effective August 1, 1998.

      c]  Edwin T. Brondo; age 51; nominated to serve as director, Chief
          --------------------------------------------------------------
          Financial Officer, Secretary and Treasurer
          ------------------------------------------

          Mr. Brondo was Vice President of First Albany Companies, Inc. and Senior Vice President, Chief Administrative Officer of First Albany Corporation from May 1993 until May 1998. Mr. Brondo currently serves as a director of Computron Software, Inc. a company listed on the American Stock Exchange. During the last five years Mr. Brondo was a senior consultant at Comtex Information Systems, Inc. and a senior financial executive at Bankers Trust Company. He has also held senior positions at Goldman Sachs & Co., Morgan Stanley & Co. and G. A. Saxton.

      d]  Scott Newman; age 39; nominated to serve as director, Vice President
          --------------------------------------------------------------------

          Mr.  Newman  is  co-founder  and  president  of  Conversion   Services
          International, Inc. and has served in that capacity since its founding in 1989.

      The term of directorship is determined by the Registrant's by-laws, which state that a directorship shall be held for a period of one year and longer, if no other individual is qualified and elected to serve in the capacity of a director. The positions as executive officers of the Registrant are held at the discretion of the Registrant's board of directors, for such period, as it deems advisable.


ITEM 10.  EXECUTIVE COMPENSATION

      The fiscal year ended July 31, 1998, constitutes the first fiscal year that the Registrant had any officers or directors who were paid in cash or otherwise compensated since 1993. Of the directors elected in July of 1997, and the executive officers subsequently appointed, neither of these two individuals were paid amounts in excess of $100,000 annually. Therefore, the following Summary Compensation

Table provides information only with respect to the Chief Executive Officer. Any compensation paid to any employee, officer, director or otherwise, was made only in the form of cash payments.

                           SUMMARY COMPENSATION TABLE

                                           Long Term Compensation

         Annual Compensation              Awards               Payouts
------------------------------------------------------------------------------


(a)               (b)     (c)   (d)   (e)       (f)      (g)      (h)      (i)
                                     Other           Securities
Name                                Annual  Restricted Under-          All Other
and                                 Compen-    Stock    lying    LTIP    Compen-
Principal               Salary Bonussation   Award(s) Options/  Payouts  sation
Position         Year     ($)   ($)   ($)       ($)    SARs(#)    ($)      ($)
------------------------------------------------------------------------------


Lloyd T. Rochford 1998  $12,000 $0    $0        $0      None      $0       $0
CEO

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The table below reflects any person (including any "group") who is known by the Registrant to be the beneficial owner of more than five percent of the Registrant's 1,594,225 issued and outstanding voting Common Stock prior to the Reorganization and acquisition of CSI.

Security ownership of certain beneficial owners

            Name and                         Amount and
Title      Address of                         Nature of        Percent
of         Beneficial                        Beneficial          of
Class         Owner                             Owner           Class

Common      Lloyd T. Rochford                  174,285         10.93%
Stock       152 West 57th Street, 40th Floor
            New York, NY  10019

Common      Denny W. Nestripke                  92,857          5.82%
Stock       P.O. Box 4190
            Palm Desert, CA

Common      Robert Morley                      482,857         30.29%
Stock       1600 Quail Ridge East Lane #65
            Roseville, CA

Common      KM Financial                       200,000         12.55%
Stock       6350 East Thomas Road
            Suite 240
            Scotsdale, AZ

Security ownership of management

      The table below lists those individuals who are directors and executive officers of the Registrant, and provides a total by such individuals as a group, current as of the date of the change of control of the Registrant, heretofore mentioned:

(1)         (2)                           (3)              (4)

            Name and                      Amount and
Title       Address of                    Nature of        Percent
of          Beneficial                    Beneficial       of
Class       Owner                         Owner            Class

Common      Lloyd T. Rochford             174,285         10.93%
Stock       152 West 57th Street, 40th Floor
            New York, NY  10019

Common      Denny W. Nestripke             92,857          5.82%
Stock       P.O. Box 4190
            Palm Desert, CA

Common      Officers and directors        267,142         16.76%
Stock       as a group, 2 persons

      The Reorganization and acquisition of CSI will result in a change in control of the Registrant. As part of the Reorganization and as part of the consideration for the acquisition of CSI, 12,950,000 shares of Common Stock will be issued. As a result, the security ownership of the Registrant will be materially different after the first quarter of fiscal 1999.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      NONE

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements:
                                                                       Page No.

      Audited Financial Statements for Elligent Consulting Group, Inc.

      Report of Independent  Certified  Public  Accountants                F-1

      Balance Sheet at July 31,  1998                                      F-2

      Statement  of  Operations  for the year ended July 31, 1998,
        For the period from July 31, 1996 (date of  inception)
        through July 31, 1997 and cumulative from July 31, 1996
        through July 31, 1998                                              F-3
      Statement of Stockholders' Equity for the years ended
        July 31, 1998 and 1997                                             F-4
      Statements of Cash Flows for the year ended July 31, 1998,
       For the period from  July  31,  1996  (date of  inception)
       through  July 31,  1997 and cumulative from July 31, 1996
       through July 31, 1998                                               F-5
      Notes to Financial Statements                                        F-6

(b) Reports on Form 8-K.

      No reports on Form 8-K have been filed during the last quarter of the period being covered by this report.

(c) Index of Exhibits as called for by this Item of the Registrant's Form 10-KSB Report.

Index of Exhibits:

Location     Exhibit         Description of Exhibit

   (A)         2         Order of the Court to dissolve subsidiary corporations

   (B)         3(i).1    Initial Articles of Incorporation
   (C)         3(i).2    Amended Articles of Incorporation dated January 5, 1990
   (A)         3(i).3    Amended Articles of Incorporation filed August 5, 1997
   (E)         3(i).4    Amended Articles of Incorporation filed July 25, 1998

   (B)         3(ii).1   Initial by-laws
   (D)         3(ii).2   by-laws dated July 2, 1991
   (E)         3(ii).3   by-laws dated April 1, 1998


Legend to location of Exhibits

(A) Incorporated by reference to a Form 10-KSB Report for the year ended July 31, 1997.

(B) Incorporated by reference to a Registration Statement filed on Form S-18 File Number 33-23314 in the Denver Regional Office of the SEC.

(C) Incorporated by reference to a Form 10-Q Report for the quarter ended December 31, 1989.

(D) Incorporated by reference to a Form 10-K Report for the year ended June 30, 1991

(E)   An Exhibit to this Form 10-KSB Report.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act; the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ELLIGENT CONSULTING GROUP, INC.

Date: October 29, 1998                By: /s/ Lloyd T. Rochford
                                         ---------------------------------------
                                            Lloyd T. Rochford
                                            Chairman of the Board, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                          Title(s)                   Date

By: /s/ Lloyd T. Rochford     Chairman of the Board, President October 29, 1998
    ---------------------
        Lloyd T. Rochford

                         ELLIGENT CONSULTING GROUP, INC.
                          (FORMERLY ARENA GROUP, INC.)
                          (A Development Stage Company)









               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                              FINANCIAL STATEMENTS








                                  July 31, 1998

                         ELLIGENT CONSULTING GROUP, INC.
                          (FORMERLY ARENA GROUP, INC.)
                          (A Development Stage Company)



                                TABLE OF CONTENTS


                                                                      Page

Report of Independent Certified Public Accountants                     F-1

Financial Statements:

     Balance Sheet - July 31, 1998                                     F-2

     Statements of Operations  for the year ended July 31, 1998,
      For the period from  July  31,  1996  (date  of  inception)
      through  July  31,  1997 and cumulative from July 31, 1996
      through July 31, 1998                                            F-3

     Statements of Stockholders Equity for the Years Ended
     July 31, 1998 and 1997                                            F-4

     Statements of Cash Flows for the year ended July 31,  1998,
      For the period from  July  31,  1996  (date  of  inception)
      through  July  31,  1997 and cumulative from July 31, 1996
      through July 31, 1998                                            F-5

Notes to Financial Statements                                          F-6



                                          ------------------

HANSEN, BARNETT & MAXWELL
      A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS

                                                       (801) 532-2200
  Member of AICPA Division of Firms                  Fax (801) 532-7944
           Member of SECPS                      345 East 300 South, Suite 200
Member of Summit International Associates      Salt Lake City, Utah 84111-2693



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Elligent Consulting Group, Inc.

We have audited the balance sheet of Elligent Consulting Group, Inc., (a development stage company) as of July 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year ended July 31, 1998, for the period from July 31, 1996 (date of inception) through July 31, 1997 and cumulative from July 31, 1996 through July 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elligent Consulting Group, Inc. as of July 31, 1998, and the results of its operations and its cash flows for the year ended July 31, 1998, for the period from July 31, 1996 (date of inception) through July 31, 1997 and cumulative from July 31, 1996 through July 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and has had negative cash flows from operating activities during the periods ended July 31, 1998 and 1997 which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
August 4, 1998

                         ELLIGENT CONSULTING GROUP, INC.
                          (FORMERLY ARENA GROUP, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JULY 31, 1998



                                     ASSETS


Current Assets
      Cash in bank                                         $  333,696
                                                           ----------

Total Assets                                               $  333,696
                                                           ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                           $      792
                                                           ----------

Total Current Liabilities                                         792

Stockholders' Equity
      Common stock-$0.001 par value; 50,000,000
         shares authorized; 1,594,225 shares issued
         and outstanding                                        1,594
Capital in excess of par value                                386,955
Deficit accumulated during the development stage              (55,645)
                                                           ----------

Total Stockholders' Equity                                    332,904

Total Liabilities and Stockholders' Equity                 $  333,696
                                                           ==========




   The accompanying notes are an integral part of these financial statements.

                         ELLIGENT CONSULTING GROUP, INC.
                          (FORMERLY ARENA GROUP, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                  Cumulative
                                                 For the Period   From
                                                 From July 31,    July 31, 1996
                                                 1996 (Date of    (Date of
                                  For the Year   Inception)       Inception)
                                  Ended July 31, Through July 31, Through
                                      1998       1997             July 31, 1998
                                   ----------    ---------------  ------------

Interest income                     $     3,226    $       --       $  3,226
                                    -----------    ----------       --------


General and administrative               57,781         1,090         58,871
                                    -----------    ----------       --------


Net Loss                            $   (54,555)   $   (1,090)      $(55,645)
                                    ===========    ==========       ========

Basic and Diluted Loss Per Share    $     (0.06)   $    (0.01)      $ (0.06)
                                    ===========    ==========       =======

Weighted Average Number of Shares
   Outstanding                        1,064,005       891,779       926,574
                                    ===========    ==========       =======




   The accompanying notes are an integral part of these financial statements.

                         ELLIGENT CONSULTING GROUP, INC.
                          (FORMERLY ARENA GROUP, INC.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                         Deficit
                                                        Accumulated    Total
                                            Capital in  During the  Development
                              Common Stock              Excess of  Stockholders'
                             Shares   Amount  Par Value   Stage        Equity

Balance - July 31, 1996
   (Date of Inception)      779,940   $  780   $ (1,030) $     --     $   (250)

Stock issued for cash;
   July 1997 - $0.07 per
   share                    214,285      214     14,786        --       15,000

Net loss                         --       --         --    (1,090)      (1,090)
                          ---------   ------   --------  --------     --------

Balance - July 31, 1997     994,225      994     13,756    (1,090)      13,660

Stock issued for services;
 January 1998 - $0.07
 per share                  200,000      200     13,800       --        14,000

Stock issued for cash;
 June 1998 - $0.90 per
 share                      400,000      400    359,399       --       359,799

Net loss                         --       --         --  (54,555)      (54,555)
                          ---------   ------   -------- --------     ---------

Balance - July 31, 1998   1,594,225   $1,594   $386,955 $(55,645)    $ 332,904
                          =========   ======   ======== ========     =========



   The accompanying notes are an integral part of these financial statements.

                         ELLIGENT CONSULTING GROUP, INC.
                          (FORMERLY ARENA GROUP, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                  Cumulative
                                                 For the Period   From
                                                 From July 31,    July 31, 1996
                                                 1996 (Date of    (Date of
                                  For the Year   Inception)       Inception)
                                  Ended July 31, Through July 31, Through
                                      1998       1997             July 31, 1998
                                   ----------    ---------------  ------------

Cash Flows From Operating
  Activities
  Net loss                         $ (54,555)     $    (1,090)    $(55,645)
  Stock issued for services           14,000              --        14,000
  Increase (decrease) in
   accounts payable                      114              428          542
                                   ---------      -----------     --------

  Cash Used in Operating
    Activities                       (40,441)            (662)     (41,103)
                                   ---------      -----------     --------

Cash Flows from Financing
 Activities
  Proceeds from issuance of
  common stock                       359,799           15,000      374,799
                                   ---------      -----------     --------

  Cash Provided by Financing
   Activities                        359,799           15,000      374,799

Net Increase in Cash                 319,358           14,338      333,696

Cash at Beginning of Period           14,338               --           --
                                 -----------      -----------     --------

Cash at End of Period            $   333,696      $    14,338     $333,696
                                 ===========      ===========     ========




   The accompanying notes are an integral part of these financial statements.

                         ELLIGENT CONSULTING GROUP, INC.
                          (FORMERLY ARENA GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1-ACCOUNTING POLICIES AND OTHER DISCLOSURES

     Organization and Corporate History -- Elligent Consulting Group, Inc., (the "Company") was incorporated in February of 1987 under the laws of the state of Nevada as Coronado Ventures, Inc. During the period commencing in 1990 through 1992, the Company acquired Tahoeview Cablevision, Inc. ("Tahoe") and Weststar Group North ("North") and changed its name to Weststar Group, Inc. Subsequently, Tahoe and North became subject to a bankruptcy proceeding, which, on July 31, 1996, was concluded by an Order and Judgment from the Court regarding the Final Distribution of Proceeds of Sale of Assets by the Receiver. The Company was not named as a defendant in the bankruptcy and was not involved in any manner, except that it was the sole shareholder of Tahoe and North. On July 22, 1997, the name of the Company was changed to Arena Group, Inc., and on July 25, 1998, its name was changed to Elligent Consulting Group, Inc.

     The conclusion of the aforementioned proceedings resulted in the Company emerging without any business operations and being deemed to be a new entity for financial statement reporting purposes. As such, the Company is considered to be a development stage company. Pursuant to the order and Judgment of the Court, Tahoe and North were ordered dissolved and therefore, only the operations of the Company since July 31, 1996 (the "Date of Inception") are included in the accompanying financial statements.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity at the date of the financial statements and the amounts of expenses reported during the periods presented. Actual results could differ from those estimates.

     Business Condition -- The Company has incurred losses and has had negative cash flows from operating activities during the periods ended July 31, 1998 and 1997 which raise substantial doubt about its ability to continue as a going concern. Management plans to reorganize the Company with another enterprise as discussed further in Note 4.

     Financial Instruments -- The Company has established a policy to consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Income Taxes -- The Company has incurred no income tax liability for the year ended July 31, 1998 and through July 31, 1997. The Company recognizes a deferred tax asset or liability from temporary differences between the basis of assets and liabilities reported for financial statement purposes and federal income tax purposes, and for the effect of net operating loss carry forwards.

                         ELLIGENT CONSULTING GROUP, INC.
                          (FORMERLY ARENA GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

     Basic and Diluted Loss per Common Share -- During the year ended July 31, 1998, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share. The effect of the new standard on prior years was immaterial; accordingly, prior periods have not been restated.

     New Accounting Standards -- The Financial Accounting Standard Board issued SFAS No. 129, Disclosures of Information About Capital Structure, SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in 1997. These statements, which were effective for fiscal years beginning after December 15, 1997, had no impact on the accompanying financial statements. The Company adopted SFAS No. 128, Earnings Per Share, during the year ended July 31, 1998. In accordance with SFAS No. 128, both basic loss per share and diluted loss per share have been presented in the accompanying financial statements.

NOTE 2-COMMON STOCK

     During the year ended July 31, 1997, the Company issued 214,285 shares of its common stock to two affiliated individuals at a cash price of $0.07 per share. Cash of $15,000 was received for the stock.

     During the year ended July 31, 1998, the Company issued 400,000 shares of its common stock for cash to an affiliated individual. The shares were issued for cash at $0.90 per share, less certain incidental costs of $201. Net proceeds from the issuance were $359,799.

     On January 15, 1998, the Company agreed to issue 200,000 shares of common stock to an individual for services at $0.07 per share, which was the fair value of the stock on that date.

                         ELLIGENT CONSULTING GROUP, INC.
                          (FORMERLY ARENA GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3-INCOME TAXES

     The major components of the net deferred tax asset as of July 31, 1998 and 1997 were as follows:

                                                               1998
         Operating loss carryforwards                    $    18,335
         Valuation allowance                                 (18,335)
                                                         -----------

         Net Deferred Tax Asset                          $        --
                                                         ===========

     During the year ended December 31, 1998, the valuation allowance increased by $17,964.

     The Company had operating loss carry forwards at July 31, 1998 of $53,926, which expire in the years 2012 through 2013, if unused. Under federal tax law, certain potential changes in ownership of the Company may operate to restrict future utilization of these carry forwards.

     The components of the provision for income taxes were immaterial for all periods presented. The following is a reconciliation of the income tax at the federal statutory tax rate of 34% with the provision for income taxes for the years ended July 31, 1998 and 1997:

                                                              1998      1997

         Income tax benefit at statutory rate             $ (18,279) $   (371)
         Change in deferred tax asset valuation allowance    17,964       371
         Nondeductible expenses                                 315        --
                                                          ---------  --------

         Provision for Income Taxes                       $      --  $     --
                                                          =========  ========

NOTE 4-POTENTIAL ACQUISITION [UNAUDITED]

     During 1998, the Company entered into a non-binding letter-of-intent with Patra Capital, Ltd., a Delaware corporation (" Patra") whereby a newly-formed, wholly-owned subsidiary of the Company intends to merge with and into Patra and the Company proposes to issue 12,950,000 shares of its restricted common stock to the current shareholders of Patra in exchange for all of the issued and outstanding common stock of Patra. At that time, management of Patra would become the management of the Company. The merger will likely be accounted for as a reorganization of Patra and the acquisition of the Company by Patra.

     Prior to the merger, Patra must complete a merger agreement with Conversion Services International, Inc. (CSI) wherein Patra plans to purchase all of the issued and outstanding shares of stock of CSI, as follows: $1,500,000 payable at closing; $1,000,000 payable within 45 days of the closing, $1,500,000 in cash or stock at the option of the Registrant on January 21, 1999, $3,750,000 on May 1, 1999, $2,250,000 on August 1, 1999.
     Additionally, Patra is to issue 1,100,000 shares of the Company's common stock to the current shareholders of CSI.