Form 10QSB
period 1998-10-31
ELLIGENT CONSULTING GROUP INC
filed 1998-12-15
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended October 31, 1998       Commission File Number 33-14576-D
                      ----------------                      ----------

                         ELLIGENT CONSULTING GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Nevada                                      87-0453842
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            152 West 57th Street, 40th Floor
            New York, New York                                 10019
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (212) 765-2915



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

Indicate the number of shares outstanding of each class of the Registrant's Common Stock.

The Registrant has only one class of Common Stock outstanding. As of November 30, 1998, there were 14,544,225 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)

                              Yes          No   X

ELLIGENT CONSULTING GROUP, INC.
------------------------------------------------------------------------------


INDEX TO FORM 10-QSB
------------------------------------------------------------------------------



                                                              Page to Page
Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of October 31, 1998 [Unaudited]    1.....

Consolidated Statements of Operations for the three months ended
October 31, 1998 and 1997 [Unaudited].......................     2.....

Consolidated Statement of Stockholders' Equity for the three months
ended October 31, 1998 and 1997 [Unaudited].................     3.....

Consolidated Statements of Cash Flows for the three months ended
October 31, 1998 and 1997 [Unaudited].......................     4.....5

Notes to Consolidated Financial Statements [Unaudited]......     6.....10

Item 2.  Managements' Discussion and Analysis of Financial
         Condition and Results of Operations...................  11.....14

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds.............  15.....

Item 6.  Exhibits and Reports on Form 8-K......................  15.....

Signature......................................................  16.....

ELLIGENT CONSULTING GROUP, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF OCTOBER 31, 1998
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash in Bank                                                          $    47,944
  Trade Accounts Receivable - Net of Allowance
   for Doubtful Accounts of $56,689                                       4,013,966
  Due from Related Parties                                                  620,831
                                                                        -----------

  Total Current Assets                                                    4,682,741

Property and Equipment - Net of Accumulated Depreciation of $596,847        342,384

Goodwill - Net of Amortization of $151,173                               11,942,653

Other Assets                                                                154,926

  Total Assets                                                          $17,122,704

Liabilities and Stockholders' Equity:
Current Liabilities:
  Cash Overdraft                                                        $    82,055
  Bank Loans                                                              2,007,292
  Accounts Payable                                                        1,839,340
  Accrued Expenses and Other Liabilities                                    381,926
  Notes Payable - Related Parties                                         8,268,890
  Deferred Taxes Payable                                                    207,000
  Leases Payable - Current                                                   50,173
  Due to Related Parties                                                  1,528,623
                                                                        -----------

  Total Current Liabilities                                              14,365,299

Long-Term Liabilities:
  Bank Loans - Long-Term                                                     75,000
  Leases Payable - Long-Term                                                107,190

  Total Long-Term Liabilities                                               182,190

Commitment and Contingencies                                                     --

Stockholders' Equity:
  Common Stock - $0.001 Par Value; 50,000,000 Shares Authorized
   14,544,225 Shares Issued and Outstanding                                  14,544

  Capital in Excess of Par Value                                          3,014,005

  Accumulated Deficit                                                      (453,334)

  Total Stockholders' Equity                                              2,575,215

  Total Liabilities and Stockholders' Equity                            $17,122,704


See Accompanying Notes to Consolidated Financial Statements.





ELLIGENT CONSULTING GROUP, INC.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                              Three months ended
                                                                  October 31,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

Income:
  Revenue                                                  $5,813,106   $        --
  Cost of Service                                           3,878,740            --
                                                           ----------   -----------

  Gross Profit                                              1,934,366            --
                                                           ----------   -----------

Cost and Expenses:
  General and Administrative                                1,808,311         6,848
  Depreciation                                                 56,974            --
  Amortization of Goodwill                                    151,173            --
                                                           ----------   -----------

  Total Cost and Expenses                                   2,016,458         6,848
                                                           ----------   -----------

  Operating Loss                                              (82,092)       (6,848)

Other Expense:
  Interest                                                   (224,484)           --
                                                           ----------   -----------

  Loss Before Income Taxes                                   (306,576)       (6,848)

Income Tax Benefit                                            (62,000)           --
                                                           ----------   -----------

  Net Loss                                                 $ (244,576)  $    (6,848)
                                                           ==========   ===========

  Basic and Diluted Loss Per Share                         $    (0.02)  $     (0.01)
                                                           ==========   ===========

  Weighted Average Number of Shares Outstanding            14,544,225       994,225
                                                           ==========   ===========



See Accompanying Notes to Consolidated Financial Statements.





ELLIGENT CONSULTING GROUP, INC.
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------




                                                                Deficit
                                                              Accumulated
                                                  Capital in  During the    Total
                  Common StockExcess ofAccumulatedStockholders'
                                Shares    Amount   Par Value    Deficit    Equity


  Balance - July 31, 1998     1,594,225 $  1,594  $ 386,955   $ (55,645) $ 332,904

Common Stock Issued in
Merger [11]                  12,950,000   12,950  2,627,050          --  2,640,000

Accumulated Deficit of
  Merged Company                     --       --         --    (153,113)  (153,113)

Net Loss for the Three Months
  Ended October 31, 1998             --       --         --    (244,576)  (244,576)
                              --------- --------  ---------   ---------  ---------

  Balance - October 31, 1998  14,544,225$ 14,544  $3,014,005  $(453,334) $2,575,215
                              ==================  ==========  =========  ==========



See Accompanying Notes to Consolidated Financial Statements.







ELLIGENT CONSULTING GROUP, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                              Three months ended
                                                                  October 31,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------
Operating Activities:
  Net Loss                                                 $ (244,576)  $    (6,848)
                                                           ----------   -----------
  Adjustments to reconcile Net Loss to
   Cash Provided by Operating Activities:
   Depreciation and Amortization                              208,147            --
   Deferred Income Taxes                                     (113,104)           --
   Imputed Interest                                           110,005            --

  Change in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                   (1,027,573)           --
     Other Assets                                             (48,567)           --
     Due from Related Parties                                 (25,234)           --

   Increase [Decrease] in:
     Accounts Payable                                         259,563           367
     Accrued Expenses                                          88,364            --
     Due to Related Parties                                  (201,265)           --
                                                           ----------   -----------

   Total Adjustments                                         (749,664)          367
                                                           ----------   -----------

  Net Cash - Operating Activities                            (994,240)       (6,481)
                                                           ----------   -----------

Investing Activities:
  Payments for Property and Equipment                         (29,442)           --
  Cost of Acquisition                                         (41,104)           --
                                                           ----------   -----------

  Net Cash - Investing Activities                             (70,546)           --
                                                           ----------   -----------

Financing Activities:
  Decrease in Cash Overdraft                                  (17,106)           --
  Proceeds from Bank Loans                                    815,000            --
  Payments on Bank Loans                                      (14,583)           --
  Payments on Capital Leases                                   (4,277)           --
                                                           ----------   -----------

  Net Cash - Financing Activities                             779,034            --
                                                           ----------   -----------

  Net Decrease in Cash                                       (285,752)       (6,481)

Cash -Beginning of Years                                      333,696        14,338
                                                           ----------   -----------

  Cash - End of Years                                      $   47,944   $     7,857
                                                           ==========   ===========



See Accompanying Notes to Consolidated Financial Statements.





ELLIGENT CONSULTING GROUP, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                                  Years ended
                                                                  October 31,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $  114,479   $        --
   Income Taxes                                            $       --   $        --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  During the three months ended October 31, 1998, the Company acquired all of the outstanding common stock of Patra Capital in exchange for 12,950,000 shares of its common stock.

  During the three months ended October 31, 1998,  Patra Capital acquired all of the outstanding common stock of CSI in exchange for 1,100,000 shares of Elligent
common  stock,  notes  payable  of  $8,500,000,   with  a  discounted  value  of
$8,158,885,  and $1,500,000,  which was paid by a stockholder of the Company and related  companies  owned  or  controlled  by a  principal  stockholder  of  the
Company..

  During the three months ended October 31, 1998, and 1997, the Company entered into capital leases for $113,154, and $-0-, respectively.





See Accompanying Notes to Consolidated Financial Statements.

                                         5

ELLIGENT CONSULTING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



NOTE 1-ORGANIZATION AND CORPORATE HISTORY

Elligent Consulting Group, Inc., (the "Company") was incorporated in February of 1987 under the laws of the state of Nevada as Coronado Ventures, Inc. During the period commencing in 1990 through 1992, the Company acquired Tahoeview Cablevision, Inc. ("Tahoe") and Weststar Group North ("North") and changed its name to Weststar Group, Inc. Subsequently, Tahoe and North became subject to a bankruptcy proceeding, which, on July 31, 1996, was concluded by an Order and Judgment from the Court regarding the Final Distribution of Proceeds of Sale of Assets by the Receiver. The Company was not named as a defendant in the bankruptcy and was not involved in any manner, except that it was the sole shareholder of Tahoe and North. The conclusion of the aforementioned proceedings resulted in the Company emerging without any business operations and being deemed to be a new entity for financial statement reporting purposes. Pursuant to the order and Judgment of the Court, Tahoe and North were ordered dissolved and therefore, only the operations of the Company since July 31, 1996 (the "Date of Inception"), are included in the accompanying financial statements.

In July of 1997, the Company changed its name to Arena Group, Inc. and two shareholders of the Registrant, Lloyd T. Rochford and Denny W. Nestripke, were elected as directors, with the express purpose of locating a business venture with which the Registrant could enter into a Reorganization. On July 23, 1998, the Registrant, through its wholly owned subsidiary Patra Acquisition, Inc., a Delaware corporation ("Patra Acquisition"), entered into a Non-Binding Letter of Intent (the "Letter of Intent") with Patra Capital Ltd., a Delaware corporation ("Patra Capital"). The Letter of Intent provided for the execution of a definitive merger agreement (the "Merger Agreement"). Pursuant to the Merger Agreement, Patra Capital merged with Patra Acquisition and Patra Capital, the surviving corporation of the merger, became a wholly owned subsidiary of the Registrant (the "Reorganization"). As part of the Reorganization, the Registrant changed its name to Elligent Consulting Group, Inc. on July 31, 1998.

On September 21, 1998, effective August 1, 1998, for accounting purposes, the Company through its wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. ("CSI"). The operations of CSI are included in the Company's results of operations commencing on August 1, 1998. In connection with the acquisition of CSI, CSI's shareholders signed employment agreements with the Company for three years.

NOTE 2-BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary make the interim financial statements not misleading The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended July 31, 1998, included in the Elligent Consulting Group, Inc. Form 10-KSB.

The Company was deemed to be a new entity for financial statement reporting purposes on July 31, 1996 [See Note 1] and was in the development stage through July 31, 1998. The three months ended October 31, 1998 is the first period during which it is considered an operating company.

ELLIGENT CONSULTING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
DISCLOSURES

Principles of Consolidation -- The accompanying unaudited consolidated financial statements include the accounts of Elligent Consulting Group, Inc., and its wholly owned subsidiary, Conversion Services International, Inc. ("CSI"). All significant intercompany balances and transactions have been eliminated in the consolidation.

Property and Equipment -- Property and equipment are stated at cost less accumulated depreciation and amortization and includes equipment held under capital lease agreements. Depreciation and amortization, which includes amortization of leased equipment, are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives range from 3 to 5 years as follows:

Furniture and fixtures                    5 years
Computers and technological equipment     3 years

Revenue recognition -- The Company records revenue as services are provided to its customers by its personnel (employees and consultants).

Income Taxes -- Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Concentration of Credit Risk -- The Company extends credit to customers which results in accounts receivable arising from its normal business activities. It routinely assesses the financial strength of its customers and based upon factors surrounding their credit risk believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near future. The Company's largest 5 clients, when combined, account for 41% of total revenues and 56% of accounts receivable. The Company's largest client accounts for 26% of the total revenues and 36% of accounts receivable.

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

ELLIGENT CONSULTING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



NOTE 4-INTERIM RESULTS

The results of operations for the three months ended October 31, 1998, are not necessarily indicative of the results to be expected for the year ending July 31, 1999.

NOTE 5-DUE FROM RELATED PARTIES

Due from related parties includes amounts due from the shareholders of CSI and an entity wholly owned by a major stockholder. Repayment terms have not been established. These amounts will be received during 1999.

NOTE 6-BANK LOANS

Bank loans include the outstanding amount of a revolving line of credit through Summit Bank ("Summit"), in New Jersey, that is used to finance the Company's accounts receivable. The line of credit is limited to the lesser of $1,850,000 or 80% of eligible receivables under 90 days aged. Interest is payable on the outstanding balance under this line of credit at the rate of 1.50% above Summit's prime rate. At December 8, 1998, Summit's prime rate was 7.75%. There was a balance of $1,850,000 outstanding under this line of credit as of October 31, 1998. The line is collateralized by accounts receivable and equipment and is due on January 1, 1999.

Additional debt consists of installment loans at interest rates ranging from 10% to !0.50% due through April 2001.

NOTE 7-NOTES PAYABLE--Related Parties

Notes payable--related parties represent amounts due to the Stockholders of CSI as a result of its acquisition by Patra Capital. Total notes payable as of October 31, 1998, are $8,500,000, with a discounted value of $8,268,890. The payments are due as follows:

                       $1,000,000  November 24, 1998
                       $1,500,000  January 21, 1999 (payable in cash or stock at
                                   the option of the Company)
                       $3,750,000  May 1, 1999
                       $2,250,000  August 1, 1999

Interest at 8% is payable on the November 24th and January 21st payments. The final two payments bear no interest. The principal value of the last two installments has been discounted at the rate of 8%.

NOTE 8-DUE TO RELATED PARTIES

Amounts due to related parties consist of $1.1 million due to a principal stockholder of the Company and $400,000 due to related entities owned or controlled by a principal stockholder of the Company. These amounts are not subject to any pre-specified repayment schedule and are not interest bearing liabilities.

NOTE 9-COMMON STOCK

Pursuant to a reorganization and acquisition of Patra Capital and Conversion Services International, Inc. ("CSI"), effective as of August 1, 1998, the Company issued 12,950,000 additional common shares. There are now 14,544,225 shares issued and outstanding and 50,000,000 shares authorized.

ELLIGENT CONSULTING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



NOTE 10-INCOME TAXES

The major components of the net deferred liability as of October 31, 1998, are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforward           $  124,800
  Cash Basis Tax Accounting Asset              112,200
                                            ----------

  Total                                        237,000

Cash Basis Tax Accounting Liability            444,000

  Net Deferred Tax Liability                $  207,000
  --------------------------                ==========

The Company had operating loss carry forwards at July 31, 1998, of $53,926, which expire in the years 2012 through 2013, if unused. Under federal tax law, certain potential changes in ownership of the Company may operate to restrict future utilization of these carry forwards.

NOTE 11-REORGANIZATION AND ACQUISITIONS

On July 23, 1998, the Registrant, through its wholly owned subsidiary Patra Acquisition, Inc., a Delaware corporation ("Patra Acquisition"), entered into a Non-Binding Letter of Intent (the "Letter of Intent") with Patra Capital Ltd., a Delaware corporation ("Patra Capital"). The Letter of Intent provided for the execution of a definitive merger agreement (the "Merger Agreement"). Pursuant to the Merger Agreement, Patra Capital merged with Patra Acquisition and Patra Capital, the surviving corporation of the merger, became a wholly owned subsidiary of the Registrant (the "Reorganization"). As part of the Reorganization, the Registrant changed its name to Elligent Consulting Group, Inc. on July 31, 1998. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, the Registrant issued 12,950,000 shares of its restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became the management of the Company. The merger was accounted for as a Recapitalization of the Company.

On September 21, 1998, effective August 1, 1998, for accounting purposes, the Company through its wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. ("CSI"). The operations of CSI are included in the Company's results of operations commencing on August 1, 1998. In connection with the acquisition of CSI, CSI's shareholders signed employment agreements with the Company for three years.

The purchase price was $12,298,885 consisting of 1,100,000 shares of the Company's common stock (valued at $2,640,000), cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, with a discounted value of $8,158,885. Interest at 8% is payable on the November 24th and January 21st payments. The final two payments bear no interest. The payments are due as follows:

                       $1,000,000  November 24, 1998
                       $1,500,000  January 21, 1999 (payable in cash or stock at
                                   the option of the Company)
                       $3,750,000  May 1, 1999
                       $2,250,000  August 1, 1999

Goodwill of $12,093,826 will be amortized over 20 years under the straight line method.

ELLIGENT CONSULTING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


NOTE 11-REORGANIZATION AND ACQUISITIONS [CONTINUED]

CSI has been in the business of providing information technology consulting services for approximately nine years. CSI provides high-end project management, applications implementation, data warehousing, consulting, internet and information technology ("IT") staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 180 employees and consultants, and expects that number to increase as its business grows.

NOTE 12-NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standard Board ["FASB"] has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter, on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

NOTE 13--COMMITMENTS AND CONTINGENCIES

Letter of Credit - The Company is committed under an outstanding letter of credit with a bank to secure the security deposit on the new office space, in the amount of $291,657, which expires November 1999. The agreement will automatically extend for additional one year periods with a final expiration date of November 2003.

NOTE 14-SUBSEQUENT EVENT

In November 1998, the Company issued stock options to acquire 92,000 shares of common stock to employees of CSI.


                         .   .   .   .   .   .   .   .   .

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING INFORMATION

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Registrant will have adequate financial resources to fund the development and operation of its business and planned acquisitions, and that there will be no material adverse change in the Registrant's operations or business and in the economy as a whole. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Registrant, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Registrant's control. Accordingly, although the Registrant's management believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. There are a number of other risks presented by the Registrant's business and operations which could cause the Registrant's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Registrant to alter its capital investment and other expenditures, which may also adversely affect the Registrant's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the Registrant's objectives or plans will be achieved.

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

OVERVIEW

As part of a Reorganization, the Company changed its name to Elligent Consulting Group, Inc. on July 31, 1998. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, the Company issued 12,950,000 shares of its restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became the management of the Company. The merger was accounted for as a Recapitalization of the Company.

On September 21, 1998, effective August 1, 1998, for accounting purposes, the Company through its wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. ("CSI"). The operations of CSI are included in the Company's results of operations commencing on August 1, 1998. In connection with the acquisition of CSI, CSI's shareholders signed employment agreements with the Company for three years.

The purchase price was $12,298,885 consisting of 1,100,000 shares of the Company's common stock (valued at $2,640,000), cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, with an original discounted value of $8,158,885. Interest at 8% is payable on the November 24th and January 21st payments. The final two payments bear no interest. The payments are due as follows:

                       $1,000,000 November 24, 1998
                       $1,500,000 January 21, 1999 (payable in cash or stock at
                                  the option of the Company)
                       $3,750,000 May 1, 1999
                       $2,250,000 August 1, 1999

The Registrant expects to continue an acquisition program to acquire other technology consulting companies constituting a set of key consulting practice areas to serve as a platform ("platform") for further roll-up and consolidation through acquisition of similar companies in the future. Through these platform companies, the Registrant plans to offer its clients an enterprise-type offering of services. These services will include management consulting, business function reengineering, mission critical application rollouts and package implementation, database and datawarehousing consulting, networking and interim and permanent staffing or support.

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

The Company's corporate headquarters are located in New York City, New York. CSI maintains its offices in East Hanover, New Jersey.

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

For the three month period ended October 31, 1998, the Company had revenue of $5.8 million reflecting an increase of 46% from the comparable year earlier period and a net loss of $244,576. The major components of this loss are as follows:

Cash flow from operations of CSI                   $ 332,703
                                                   ---------

Depreciation, amortization and interest              432,632
Income tax benefit                                   (62,000)
Management and holding company expenses              206,647
                                                   ---------

Subtotal acquisition related and other expenses      577,279

Net Loss                                           $(244,576)

The management and holding company expenses represent costs related to new acquisitions in progress, and efforts to locate equity and debt financing required to achieve the growth goals of the Company. The remaining analysis of quarterly results focuses on the operations of CSI, our sole operating subsidiary. The unaudited information for this interim period is not necessarily indicative of the results for the entire year, nor should it be used to project the Company's operations for future dates or periods.

The financial statements presented herein represent the first financial statements of Elligent Consulting Group, Inc. since its reorganization in July 1998 and its acquisition of CSI. The CSI acquisition was accounted for as of August 1, 1998, on the purchase method of accounting and therefore the financial statements only reflect CSI's income and operations for the three month period. In order to provide investors with appropriate historical data, Management's discussion will include comparative data reflecting the results of operations for CSI during the year preceding its acquisition by the Company.

CSI has been in the business of providing information technology consulting services for approximately nine years. CSI provides high-end project management, applications implementation, data warehousing, consulting, internet and information technology ("IT") staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 180 employees and consultants, and expects that number to increase as its business grows. CSI's revenues have doubled over the past two years, and the current revenue run rate is $25 million.

For the three months ended October 31, 1998, the Company had revenues of $5.8 million from its operating subsidiary CSI reflecting a 46% increase from the revenues of CSI during the corresponding period in 1997 prior to its acquisition by the Company. The cost of revenues was $3.9 million resulting in a gross margin from operations of $1.9 million or 33%.

The unaudited results of operations for CSI for the three months ended October 31, 1998, and 1997, are as follows:

                                       Three months            Three months
                                          Ended                   Ended
                                      October 31, 1998        October 31, 1997
                                      [In Thousands]          [In Thousands]
                                        [Unaudited]             [Unaudited]

   Revenue                             $      5,813            $      3,983
   Cost of revenue                            3,879                   2,640
                                       ------------            ------------
      Gross margin                            1,934                   1,343
   Operating expenses                         1,601                   1,162
                                       ------------            ------------
      Cashflow from operations         $        333            $        181
                                        ===========            ============

CSI continues to show significant growth in revenues in 1998, versus the comparable period a year ago. Operating expenses are running higher than projected for the next twelve month period, due to continued growth in staff and related training costs prior to placing new staff on a billable status.

The Company expects to reduce operating expenses as a percent of gross margin in 1999.

Liquidity and Financial Position

As of October 31, 1998, the Company had a working capital deficit of $9.7 million. Its working capital deficit reflects (a) $2.0 million due to Summit Bank related to the revolving line of credit collateralized by the Company's accounts receivable and other loans, (b) accounts payable and accrued expenses of $2.3 million, (c) notes payable to stockholders of $8.3 million related to the acquisition of CSI, and (d) amounts due to related parties of $1.5 million, relative to the acquisition of CSI and the funding of costs related to future acquisitions in progress. These latter amounts are principally due to the Company's principal stockholder.

The principal sources of funds, other than from the revolving line of credit, are (a) the personal assets of the Company's principal stockholder and related entities owned or controlled by the Company's principal stockholder, (b) the sale of securities and (c) additional financing sources. The Company is presently engaged in negotiations with respect to additional financing sources and the private placement of shares of the Company's common stock. A new revolving line of credit of $30 million, to replace the Summit Bank line, is expected to close and be funded in late December. A private placement of common stock of the Company is expected to close in mid-January 1999. However, no assurance can be given that the Company will be successful in obtaining such financing, and the failure to obtain necessary financing could have a material adverse effect upon the Company. At the present time, the Company's management believes that its current sources of funding are adequate to support the growth of the Company and its wholly owned subsidiary, CSI. The current sources are not adequate to support the Company's acquisition plans.

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

Item 6.     Exhibits and Reports on Form 8-K

Reports on Form 8-K.

The Company filed two reports on Form 8-K related to the acquisition of CSI and the reorganization of the Company. These reports were filed as follows:

September  15,  1998    Name  change  and plan of merger  of Patra  Capital,
                        Patra Acquisition and CSI

October 6, 1998         This filing included the complete merger agreement
                        between SI, Patra Capital and Patra Acquisition.

The Company filed three reports on Form 8-K/A related to the acquisition of CSI and the reorganization of the Company. These reports were filed as follows:

October 1, 1998         This  filing was  required  to correct the name tag
                        associated with the 8K of September 15 regarding the change of name of Arena Group to Elligent Consulting
                        Group

October 19,  1998       This  filing  included  the  audited   financial
                        statements  of  Conversion  Services  International,
                        Inc. ("CSI") for the three years ended December 31, 1995, 1996 and 1997

December 7,  1998       This  filing   included  the  audited   financial
                        statements of Patra Capital Ltd for the period from its inception to July 31, 1998

INDEX TO EXHIBITS

SIGNATURES
------------------------------------------------------------------------------


In accordance with Section 13 or 15(d) of the Exchange Act; the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ELLIGENT CONSULTING GROUP, INC.

Date: December 15, 1998                      By: /s/ Edwin T. Brondo
                                                ---------------------
                                 Edwin T. Brondo
                                                Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                 Title(s)

By:      /s/ Edwin T. Brondo                       Chief Financial Officer
         (Edwin T. Brondo)