Form 10KSB
period 1998-12-31
ELLIGENT CONSULTING GROUP INC
filed 1999-04-09
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


[    ] ANNUAL  REPORT  UNDER SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

[ X ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from: July 31, 1998 to December 31, 1998

       Commission file number: 33-14576-D


                         ELLIGENT CONSULTING GROUP, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                       87-0453842
            ------                                       ----------
   (State of Incorporation)                   (IRS Employer Identification No.)

152 West 57th Street, 40th floor, New York, New York             10019
----------------------------------------------------             -----
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (212) 765-2915
                                                           ---------------

        Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act :
 Common Stock, $0.001 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES      X       NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this Form. X

 Issuer's pro forma twelve month revenues through December 31, 1998: $22,148,905

As of March 18, 1998, the number of shares of Common Stock outstanding was 14,794,226 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $31,767,440.


Exhibit Index    Page 21

                                     PART I

ITEM 1.     BUSINESS

Current
Operations  Elligent Consulting Group, Inc. ("Elligent"),  a Nevada corporation, is a holding company with one operating subsidiary, Conversion Services International, Inc. ("CSI"). References in this Report to the Company, "we," "us" or "our" refer to Elligent and CSI, unless otherwise noted. CSI has been engaged for nine years in the provision of information technology consulting services, including project management, applications implementation, data warehousing, consulting, Internet, e-business and information technology staffing services. CSI recently expanded its operations to accommodate additional consultants/employees and new in-house training facilities.

            Our goal is to build a vertically integrated Information Technology ("IT") consulting firm that can provide services on an enterprise wide basis and offer one-stop shopping and complete IT solutions for large companies seeking specialized technology consulting services.

            Our principal executive office is located at 152 West 57th Street, 40th Floor, New York, New York 10019 and our telephone number is
            (212) 765-2915.

The Information
Technology
Market The globalization of competition and the fast pace of technological change have increasingly driven companies to seek high technology solutions to improve their productivity and competitive position. Frequently, these technology solutions are in the information technology field. Many companies view information technology as a critical component in their overall business strategy. Increasingly, information technology affects an entire enterprise, rather than being relegated to the status of isolated back office functions. In fact, this phenomenon has led to designation of information technology used on an enterprise-wide basis as enterprise service offerings, otherwise known as Enterprise Resource Planning ("ERP").

            We believe that the migration of technology to desktops throughout companies has created a wide range of business opportunities. Data that was once collected nightly or weekly using custom developed software and used to analyze events retrospectively can now be gathered using enterprise-wide packaged software applications capable of linking manufacturing, sales, distribution and finance functions enabling a company to manage an entire enterprise in real time.

            ERP is being deployed in geographically dispersed, complicated technology environments. The multitude of different protocols, operating systems, devices and architectures makes deployment of technology solutions a difficult challenge. Companies must continually keep pace with new developments that often render existing equipment and internal skills obsolete. At the same time, external economic factors have forced organizations to focus on their core competencies and trim workforces. Accordingly, these organizations often lack the information technology skills and personnel necessary to design and implement comprehensive information technology solutions.

            The shortage of skilled information technology professionals and the complexity of information technology solutions have pushed company management to increasingly rely on outside specialists to implement information technology strategies and, as a result, we believe that the demand for consulting services will continue to grow rapidly. According to the International Data Corporation, US total systems integration revenue for 1998 was projected to close at $70.6 billion compared to $62.8 billion in 1997, a 12.4% increase, and is expected to grow to $92.9 billion by 2001, a 9.6% annual increase. Worldwide revenue for 1998 was projected to close at $140.2 billion compared to $124.6 billion in 1997, a 12.5% increase, and is expected to grow to $196.1 billion by 2001, an annual increase of 11.8%.

            Companies that require information technology consultants to help them implement information technology solutions choose between tactical, or point-solution, solution providers and larger organizations that offer strategic, or ERP services. The point solution providers typically focus on limited functionality requirements, such as application development and staff augmentation. As a result, they usually do not address broader strategic business and information technology goals that are critical to the customer and the success of the information technology solutions implemented. The larger more diverse information technology consulting firms propose more comprehensive solutions than the point-solution providers and do so only after extensive studies of a particular client's business problems, but often fail to deliver the right solutions on time and on budget.

            We believe that these circumstances create the market opportunity for us. In our view, companies today require strategic service providers that provide one-stop shopping for their clients. Our plan, therefore, is to be able to have a comprehensive understanding of the relevant business issues, the ability to design and implement integrated solutions that can help them meet their strategic business goals as they evolve and the skills and tools necessary to deliver solutions in a timely and cost-effective manner.

Strategy We plan to become a vertically integrated provider of IT consulting services on an enterprise wide basis and grow through strategic acquisitions and internal growth. As an enterprise service provider we will offer solutions to all levels and areas of a client rather than simply offering single solutions to a sole level or area of a client's business. This will distinguish and differentiate us from the point-solution approach of other information technology service companies by becoming a leader in the emerging market for companies that can provide enterprise service offerings. We believe that market dynamics are demanding the emergence of companies that can provide enterprise service offerings, in the same way that companies demanded the creation of enterprise software companies such as SAP, PeopleSoft, BAAN and others to replace single solution software companies.

            With CSI we have completed our first strategic acquisition. We intend to continue to pursue other strategic acquisitions that will provide us with additional well-trained, high-quality professionals, new service offerings, additional industry expertise, a broader client base and an expanded geographic presence.

-Value Pyramid
of Services Our strategic  acquisition  program is based upon the "Value Pyramid of Services," a business model that combines a number of companies offering different yet complementary skills, service offerings, practice areas and consulting expertise. The complementary companies we initially acquire will create the "platform" or "building block" companies to support further growth and consolidation to cover the key set of service offerings required by customers. The following four major areas of expertise in the technology consulting services arena comprise the four levels of our Value Pyramid of Services:

            Pyramid Level I   Management Consulting, Business Function
                              Re-engineering and Domain Consulting

            Pyramid Level II  Mission Critical Application Rollouts, Package
                              Implementation,      Platform     Migration,
                              E-commerce and Outsourcing

            Pyramid Level III Project Management and Implementation, Data
                              Warehousing    and   Database    Management,
                              Internet,  Intranet,   Networking,   Systems
                              Integration and Infrastructure

            Pyramid Level IV  Information Technology Staffing/Staff Outsourcing
                              and  Permanent Placement

            These four areas of expertise (pyramid levels) range from the high growth, high margin businesses of management consulting and business function re-engineering at the top of the pyramid to the lower growth but high revenue and cash flow businesses of information technology staffing/staff outsourcing and permanent placement at the base of the pyramid. The center of the Value Pyramid of Services encompasses the businesses of package implementation, database management, data warehousing inter/intranet, e-commerce and networking. These businesses that comprise the center of the pyramid and the core of our business model combine the characteristics of a high degree of expertise and significant growth and profit margins. We believe that there are a number of businesses we can acquire in each of these four areas or segments. We refer to the initial companies we acquire in each of the four segments as "platform companies." CSI is our first platform company.

-Acquisition
Candidate
Characteristics
            Our acquisition candidates must have:

            o     a strategic fit with our overall business model;

            o     above average internal growth of revenues and earnings;

            o     above average cash flow; and

            o a large customer base composed of national and multi-national companies.

-Sources of
Growth      We believe that our growth will come from three major sources:

            o Acquisition - As we acquire platform companies, we expect that each company will grow partly by acquisition within its area of expertise and in geographic diversity.

            o    Internal Growth - We will also seek  additional  growth through the internal growth within each individual company. Our platform companies will seek to augment their own strong internal growth through the cross marketing to each other's clients.

            o Expansion of Value - Through our acquisition strategy and internal growth we will be able to provide additional services and geographic depth to our customers, thus creating the ability to aggressively price our services and increase our inherent profitability.

-Clients We focus our marketing efforts on larger companies with substantial needs for supplemental programmer staffing, ERP software implementation and systems integration services and other computer-related professional services. Such clients afford us the opportunity to develop long-term relationships based on high quality and consistent services that CSI has provided for nine years and that we will continue to provide.

            Management believes that larger clients have started to limit the number of information technology vendors they use. In order to achieve the reduction in the number of vendors used, companies often review and screen both existing and potential vendors and generate select lists of approved vendors. We believe that the factors considered for placement of a company on a vendor list include size, geographic and technical breadth of operations, quality assurance programs, reliability and cost effectiveness.

-Contracts  We normally offer  professional  services  through  agreements  that specify that services are rendered on a best-efforts basis, that we make no express or implied warranties and that the client must continue to pay all charges incurred prior to the termination of the agreement. Because services are typically rendered on an as-required basis, we do not consider our backlog of unfinished assignments significant in understanding our business.

            The typical client contract term is six months to two years and there can be no assurance that a client will renew its contract when it terminates. In fact, following expiration of an original contract term with any given client, it is often the case that we begin operating on an as-needed basis not under any contract of specific duration. Our contracts are generally cancelable by the client at any time and clients may unilaterally reduce or increase their use of our services under such contracts without penalty. The termination or significant reduction of our business relationship with any of our significant clients could have an adverse effect on our operating results.

            We generally price our services to clients on a time and materials basis and maintain price ranges that reflect the technical skills and experience levels of the consultants on each project.

-Employee and
Consultant
Recruitment Our  future  success  will  depend  in part on our  ability  to hire adequately trained personnel who address the increasingly sophisticated needs of our clients. Our on-going employee and consultant needs arise from:

            o     increasing demand for our services;

            o     consultant turnover; and

            o the clients' requests for programmers trained in the newest software technologies.

            Few of our employees, and more of our consultants, are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant and we may have difficulty in attracting and retaining an optimal level of qualified personnel in the future. In particular, competition for the limited number of qualified project managers and professionals with certain specialized skills, such as working knowledge of certain sophisticated software, is intense. Because of this, recruitment of employees and consultants is a critical element in our success. We devote significant resources to meeting our personnel requirements.

            We also offer a number of programs designed to retain our trained personnel, including:

            o     Competitive salaries;

            o     Stock option plan;

            o     Training of employees and consultants in new skill sets;

            o     401(k) plan; and

            o     medical benefits.

            We also plan to acquire staffing companies to be used as an additional entree into the higher margin services provided in Levels II and III of the Value Pyramid of Services. This will also allow us to increase our own recruitment efforts and to provide recruiting services for our clients.

-Competition
            The information technology services industry is extremely competitive. A number of companies compete with us in select markets with substantially similar services. In most of the markets in which we compete, we believe that there are participants that have significantly greater financial, technical and marketing resources than we do. However, we believe that the size of the overall market prevents any one competitor from dominating any of the relevant markets.

            There are a few very large competitors with annual revenues over $500 million; however, according to the Updata Group, an independent consulting firm, over 3,000 software service firms with yearly revenues over $1 million compete for market share. Most of these firms participate in just one geographic area and none offer the full range of services that we plan to through our Value Pyramid of Services. Our competition, therefore, varies significantly from one geographic area to another.

            In order to remain on our clients' vendor lists and develop new client relationships, we must satisfy their requirements at competitive rates. Although we continually attempt to lower our costs, there are other software service organizations and temporary placement agencies that may offer the same or similar services as we offer at the same or lower costs. Additionally, certain of our clients require that their vendors reduce rates after services have commenced. There can be no assurance that we will be able to compete effectively on pricing or other requirements and, as a result, we may lose clients or be unable to maintain historic gross margin levels or to operate profitably.

            We have developed a direct, high-level sales organization that encourages the pursuit, establishment and maintenance of close relationships with senior management of possible client companies. With our planned growth of service offerings, we believe that we will have a significant advantage in cross-selling additional services and solutions to our client base. However, there can be no assurances that our growth of service offerings will provide any such advantages.

            In addition, we intend to target new clients by (i) utilizing the business contacts of management personnel (ii) continuing to leverage and expand our direct sales efforts, (iii) increasing the hiring of consultants with existing client relationships and (iv) pursuing referrals from existing clients and third-party organizations including hardware partners, software partners and industry research organizations.

Employees   As of December 31, 1998, we had 186 employees  and  consultants.  Of
            this  total,  162  employees  and  consultants   provide  consulting
            services to our clients and 24 are in sales, finance, administration and executive management.

Our History In  March  1987,  our  predecessor,  Coronado  Ventures,  Inc.,  was incorporated in Nevada. As Coronado Ventures, we filed a registration statement on Form S-18 with the SEC which became effective in November 1989. Pursuant to the registration statement we sold 1,000,000 units consisting of one share of Common Stock and three Common Stock purchase warrants, raising $50,000 in gross proceeds. None of the warrants were exercised prior to expiration.

            Shortly after the completion of the above offering, we acquired 100% of the issued and outstanding common stock of Tahoeview Cablevision, Inc., a cable television company, for which we issued shares of our Common Stock. At the time of this transaction we changed our name to Westar Group, Inc. Tahoeview Cablevision operated as a subsidiary of Westar Group.

            In 1991, we acquired the assets of several other cable television systems located in eastern Montana through a newly-formed subsidiary, Westar Group North. We issued shares of our Common Stock and paid cash for the purchase of these assets. The cash portion of the purchase price was part of a revolving credit facility obtained from a financial institution. Upon expiration of the revolving credit facility in 1993, and the inability of Tahoeview Cablevision and Westar Group North to either renew the facility or pay off the balance owed, the financial institution filed a suit in U.S. District Court, District of Massachusetts, naming our subsidiaries Tahoeview Cablevision and Westar Group North as defendants. The district court appointed a permanent receiver to oversee our subsidiaries during the pendency of their bankruptcy. Westar Group was not directly involved in this action. On July 31, 1997, the district court ordered the receivership closed and that Tahoeview Cablevision and Westar Group North be dissolved. This left Westar Group, the holding company, as the only surviving entity.

            In July 1997, we changed our name from Westar Group to Arena Group, Inc. and began a search to locate suitable businesses with which to reorganize. On July 23, 1998, we entered into a non-binding letter of intent to merge with Patra Capital Ltd., a Delaware corporation ("Patra Capital"). In order to complete this merger we formed a special purpose acquisition subsidiary, Patra Acquisition, Inc., a Delaware corporation. Effective July 31, 1998, Patra Acquisition and Patra Capital merged under an agreement and plan of merger and Patra Capital was the surviving entity. As a result of this transaction, Patra Capital became our wholly-owned subsidiary, the management of Patra Capital became the management of Arena and we changed our name to Elligent Consulting Group, Inc.

            On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, we issued 12,950,000 shares of Elligent's restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital.

            On September 21, 1998, effective August 1, 1998, for accounting purposes, we purchased CSI through our wholly owned subsidiary, Patra Capital.

Cautionary Factors that May Affect Future Results

Employee and
Consultant
Recruitment Our  future  success  will  depend  in part on our  ability  to hire adequately trained personnel who address the increasingly sophisticated needs of our clients. Our on-going employee and consultant needs arise from:

            o     increasing demand for our services;

            o     consultant turnover; and

            o clients' requests for programmers trained in the newest software technologies.

            Few of our employees, and more of our consultants, are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant and we may have difficulty in attracting and retaining an optimal level of qualified personnel in the future. In particular, competition for the limited number of qualified project managers and professionals with certain specialized skills such as working knowledge of certain sophisticated software is intense. Because of this, recruitment of employees and consultants is a critical element in our success. We devote significant resources to meeting our personnel requirements.

Contracts   We normally offer professional services through agreements providing that our services are rendered on a best-efforts basis, that we make no express or implied warranties and that the client must continue to pay all charges incurred prior to the termination of the agreement. Because services are typically rendered on an as-required basis, we do not consider our backlog of unfinished assignments significant in understanding our business.

            The typical client contract term is six months to two years and there can be no assurance that a client will renew its contract when it terminates. In fact, following expiration of an original contract term with any given client, it is often the case that we begin operating on an as-needed basis not under any contract of specific duration. Our contracts are generally cancelable by the client at any time and clients may unilaterally reduce or increase their use of our services under such contracts without penalty. The termination or significant reduction of our business relationship with any of our significant clients could have an adverse effect on our operating results.

            We generally price our services to clients on a time and materials basis and maintain price ranges that reflect the technical skills and experience levels of the consultants on each project.

Acquisition
Strategy A key element of our strategy for the future is expansion through the acquisition of companies that have complementary businesses, that can utilize or enhance our existing capabilities and resources or that expand our existing range of services in the information technology consulting marketplace.

            As a result, we continually evaluate potential acquisition opportunities, some of which may be large in size or scope when compared to our size. Acquisitions involve a number of special risks, including the time associated with identifying and evaluating possible acquisitions, the diversion of management's attention to the integration of the operations and personnel of the acquired companies, the incorporation of acquired services into our services, possible adverse short-term effects on our operating results, the realization of acquired intangible assets and the loss of key employees of the acquired companies.

            To accomplish future acquisitions we may issue equity securities and other forms of consideration that could cause dilution to investors purchasing our common stock. There can be no assurance that we will be able to identify additional suitable acquisition candidates, consummate or finance any such acquisitions, or integrate any such acquisitions successfully into our operations.

Management of
Growth We are currently experiencing a period of rapid growth resulting from our first acquisition and the internal expansion of our operations, both of which have placed significant demands on our resources. Our success in managing this growth will require us to continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees and consultants. We are relying primarily upon the experience and expertise of our executive officers and the management of CSI to provide a base of knowledge in the information technology consulting field. Further, we have retained, and are relying on, certain key employees in each of the businesses we acquired in 1998. We plan to add to our areas of expertise within this field through the acquisition of additional platform companies and their management teams.

            We cannot assure you that we will successfully assimilate new acquisitions into our existing business operations. We can also give you no assurance that we will be successful in expanding the businesses of any of our new acquisitions, that new customers can be attracted as anticipated, or that there will be a continued, if any, demand for the services of our new acquisitions' technology, products or expertise in new and competitive markets.

            If our management is unable to manage growth effectively, to maintain the quality of our products and services, and to retain key personnel, our business, financial condition and results of operations could be materially adversely affected.

Competition We operate in a highly competitive and rapidly changing industry and compete with a variety of companies for positions on the vendor lists of particular clients. Most of these competing companies, many of which are significantly larger and have greater financial, technical and marketing resources, provide the same services and some offer a wider variety of services than those we offer. There can be no assurance that we will be able to compete successfully with these companies.

            Many large accounting and management consulting firms offer services that overlap with a significant portion of our services, and we compete with the internal information technology staffs of our clients and potential clients. Also, computer hardware and software companies are increasingly becoming involved in systems integration projects. Recently, temporary placement agencies have begun expanding their businesses to provide computer-related services. There can be no assurance that we will be able to continue to compete successfully with our existing competitors or will be able to compete successfully with new competitors.

            Additionally, over the past several years there has been an influx of foreign nationals who provide skilled computer programming services at lower pay scales than domestic programmers. Some of these foreign nationals are being hired as consultants directly by our clients and potential clients, as well as by certain of our competitors. Moreover, in an attempt to decrease costs, some of our clients and potential clients are awarding business to competitors with operations in "low cost" foreign countries, including Ireland, India and the former Soviet Union. An increase in the use of skilled foreign national labor at lower rates or foreign software service firms by our competitors or clients could have a material adverse effect on our results of operations.

Dependence
Upon Major
Customers
 and Large
Contracts   Our five  largest  clients,  when  combined,  account for 55% of our total revenues and 51% of accounts receivable as of December 31, 1998. Our largest client accounts for 34% of our total revenues and 25% of accounts receivable as of December 31, 1998. Any decision by these major customers to cease or reduce their use of our services may have an adverse effect on our business. Further, any delay in payment or non-payment of fees owed by our large clients may delay the implementation of our growth strategy and will have an adverse effect on our results of operations.

Dependence
on Key
Management
Personnel   The  success of our growth and  business  strategies  will be highly dependent  upon the  efforts  of our key  management  personnel  and
            management   personnel  of  acquired  companies,   particularly  our
            executive officers. The loss of the services of any one of our executive officers could have an adverse effect on our business and on the implementation and success of our growth strategy. However, we have applied for key man insurance with respect to Andreas
            Typaldos, Edwin Brondo and Scott Newman in the amounts of $500,000 each. We will evaluate the necessity of carrying such insurance on selected individuals at acquired companies on an ongoing basis. The amount of insurance, however, may not be sufficient to offset our losses if the services of any of our executive officers were unavailable. It is not possible to estimate the amount of any such loss.

Insurance   We have directors and officers,  errors and omissions and employment practice  insurance in place.  We purchased  directors  and officers insurance  in  order  to  assist  us  in  attracting  and  retaining qualified  individuals  to  serve on our  board  and to  become  our officers.  We obtained errors and omission insurance to help protect us  from  liabilities  arising  from  claims  that  our  work  on  a particular  project  resulted  in losses to a client.  We  purchased
            employment   practices  insurance  to  protect  us  against  damages
            resulting from claims by employees under various state and federal employment laws. A finding by a court with jurisdiction over such a suit that we were responsible for damages as claimed by a client or an employee may have a material adverse effect on our operating results. The insurance we have in place may not be sufficient to cover the full extent of such losses.

Potential
Fluctuations
in Operating
Results Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly revenue or operating results generally include:

            o     costs relating to the expansion of the Company's business;

            o     the extent and timing of business acquisitions;

            o     the incurrence of merger costs;

            o     the timing of assignments from customers;

            o the seasonal nature of our business due to variations in holidays and vacation schedules;

            o     the introduction of new services by us or our competitors;

            o     price competition or price changes; and

            o    general economic conditions and economic conditions specific to
                 the   information   technology,   consulting   or   information
                 technology staffing industries.

            Quarterly sales and operating results can be difficult to forecast even in the short term. Due to all of the foregoing factors, it is possible that our revenues or operating results in one or more future quarters will fail to meet or exceed the expectations of securities analysts or investors. In such event, the trading price of our common stock would likely be materially adversely affected.

Price
Volatility  The market price of our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, our prospects, changes in earnings estimates by securities analysts and by economic, financial and other factors and market conditions that can affect the capital markets generally, the industry segment of which we are a part, including the level of and fluctuations in the trading prices of stocks generally and by other events that are difficult to predict and beyond our control. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. Such broad fluctuations may adversely affect the market price of our common stock in the future.

Control by Current
Stockholders
            At March 18, 1999, our directors and executive officers owned beneficially 11,450,285 shares of common stock, representing approximately 77% of the outstanding common stock. As a result, our directors and executive officers are able to exercise significant influence on the election of our board of directors and thereby direct our policies.

ITEM 2.     DESCRIPTION OF PROPERTY

      We maintain our principal executive office in approximately 4,000 square feet of leased space at 152 West 57th Street, 40th Floor, New York, New York 10019. CSI maintains its office in approximately 13,000 square feet of leased space at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936.

ITEM 3.     LEGAL PROCEEDINGS

      The registrant is not a participant in any legal proceedings at the current time.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matter for a vote by our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            INFORMATION

      Our common stock is traded over the counter on the bulletin board under the symbol "ECGR." The following table sets forth, for the periods shown, closing bid prices in dollars per share as reported by Bloomberg. Such prices generally reflect market making transactions, but may also reflect inter-dealer prices without retail mark-up, mark-down or commission that may not represent actual transactions.

Fiscal Year Ended December 31, 1998                 Low         High
-----------------------------------                 ---         ----

Third Quarter (commencing August 1998)            $4.875       $7.625
Fourth Quarter                                      7.25        10.75

      The number of beneficial holders of our common stock as of the close of business on December 31, 1998, was approximately 325.

Dividend Policy

      Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. We have not declared nor paid cash dividends on our common stock and we do not anticipate that we will pay such dividends in the foreseeable future. Rather, we intend to apply any earnings to the expansion and development of the business. Any payment of future dividends on the common stock and the amount thereof will be determined by the Board of Directors and will depend among other factors, upon our earnings, financial condition and cash requirements, and any other factors our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION FINANCIAL INFORMATION

Summary Financial Information

      The following table contains certain selected financial data of the Company and is qualified by the more detailed financial statements and the notes thereto provided in this report. The financial data for the short year (five months) ended December 31, 1998, has been derived from the Company's financial statements, which statements have been audited by Moore Stephens, P.C. and are included elsewhere in this Report. The pro forma (unaudited) twelve month numbers provide an historic view of our revenue growth.

Statement of Operations Data

                                        ($ in thousands)
                        Five Months Twelve Months Twelve Months Twelve Months
                           Ended        Ended         Ended         Ended
                       December 31, December 31,  December 31,  December 31,
                          1 9 9 8      1 9 9 8       1 9 9 7       1 9 9 6
                          -------      -------       -------       -------
                          Actual      Pro Forma     Pro Forma     Pro Forma

Gross revenue           $  9,970     $ 22,149      $  13,247      $ 9,306

Balance Sheet Data

                          As at
                       December 31,
                       ------------
                          1 9 9 8
                          -------
                          Actual
                          ------
                      [in Thousands]


Current Assets           $  3,930
Total Assets               16,713
Current Liabilities        12,890
Long-Term Debt              1,648
Total Liabilities          14,538
Shareholders' Equity        2,175

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

      As part of a Reorganization, we changed our name to Elligent Consulting Group, Inc. on July 31, 1998. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, we issued 12,950,000 shares of its restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became our management. The merger was accounted for as a Recapitalization.

      On September 21, 1998, effective August 1, 1998, for accounting purposes, we, through our wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. The operations of CSI are included in our results of operations commencing on August 1, 1998. In connection with the acquisition of CSI, CSI's shareholders signed three-year employment agreements with us.

      The purchase price was $12,298,885 consisting of 1,100,000 shares of our common stock (valued at $2,640,000), cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, with an original discounted value of $8,158,885. Interest at 8% was payable on the November 24th and January 21st payments. The final two payments bear no interest. As of December 31, 1998, the remaining payments were due as follows:

$1,500,000        January 21, 1999
                  (paid in stock at the election of the Company)
$3,750,000        May 1, 1999
$2,250,000        August 1, 1999

      We expect to continue an acquisition program to acquire other technology consulting companies constituting a set of key consulting practice areas to serve as a platform ("platform") for further roll-up and consolidation through acquisition of similar companies in the future. Through these platform companies, we plan to offer our clients an enterprise-type offering of services. These services will include management consulting, business function reengineering, mission critical application rollouts and package implementation, database and datawarehousing consulting, networking and interim and permanent staffing or support.

      We will then continue our development through continued internal growth from the acquired platform companies and additional rollup acquisitions within each of our service offering areas. Through this expansion and growth strategy, we plan to develop into a leading vertically integrated IT consulting services company.

      We plan to enter a business segment that has significant competition from other much larger companies. We expect to offer our services to large national and multi-national companies. We own no copyrights or patents.

      Our corporate headquarters are located in New York City, New York. CSI maintains its offices in East Hanover, New Jersey.

      We plan to continue an expansion strategy through (i) the acquisition of a select number of technology consulting companies with complementary areas of expertise and (ii) internal growth from the acquired operating subsidiaries. While there is significant risk as a result of potential external problems, lack of available capital, changing economic and market conditions, and significant competition from much larger companies, through this expansion strategy, we plan to develop into a leading information technology services company. Key to the acquisition strategy is the retention of the acquired company's management and staff.

      For the five month period ended December 31, 1998, we had revenue of $9.97 million versus $6.83 million in the year earlier period, an increase of 46%, and a net loss $.68 million.

      The major components of this loss are as follows:

                                                           $ in thousands
                                                           --------------

Operating Income                                             $    395
                                                             --------

Depreciation, Amortization and Interest                           756
Income Tax Benefit                                               (180)
Management and Holding Company Expenses                           498
                                                             --------

Subtotal Acquisition Related and Other Expenses                 1,074
                                                             --------

  Net Loss                                                   $   (679)
                                                             ========

      The management and holding company expenses represent costs related to new acquisitions in progress and efforts to locate equity and debt financing required to achieve our growth goals. The remaining analysis of results focuses on the operations of our sole subsidiary company, CSI. The unaudited information for this transition period is not necessarily indicative of the results for the entire year, nor should it be used to project our operations for future dates or periods.

      The financial statements presented herein represent the financial statements of Elligent Consulting Group, Inc. since its reorganization in July 1998 and its acquisition of CSI. The CSI acquisition was accounted for as of August 1, 1998, on the purchase method of accounting and therefore the financial statements only reflect CSI's income and operations for the five month period. In order to provide investors with appropriate historical data, Management's discussion will include comparative data reflecting the results of operations for CSI during the year preceding its acquisition by us.

      CSI has been in the business of providing information technology consulting services for approximately nine years. CSI provides high-end project management, applications implementation, data warehousing, consulting, internet and information technology ("IT") staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 180 employees and consultants, and expects that number to increase as its business grows. CSI's revenues for 1998 increased by 70% over 1997, and the current annual revenue run rate is $25 million.

      For the five months ended December 31, 1998, we had revenues of $9.97 million from our operating subsidiary CSI reflecting a 46% increase from the revenues of CSI during the corresponding period in 1997 prior to its acquisition by us. The cost of revenues was $6.5 million resulting in a gross margin from operations of $3.5 million or 35%.

      The results of operations for CSI for the five months ended December 31, 1998, and 1997, are as follows:

                                                     [In Thousands]
                                                   Five months ended
                                                      December 31,
                                                      ------------
                                                   1 9 9 8     1 9 9 7
                                                   -------     -------

Revenue                                            $  9,970     $  6,834
Cost of Revenue                                       6,466        3,766
Gross Margin                                          3,504        3,068
Operating Expense [Excluding Depreciation
 and Amortization]                                    3,109        2,747
                                                   --------     --------
  Operating Income                                 $    395     $    321
                                                   ========     ========

      CSI continues to show significant growth in revenues in 1998, versus the comparable period a year ago. Operating expenses for 1998 include additional staffing costs to further develop business practice and channel management capabilities. We expect operating expenses as a percent of revenue to decrease during 1999.

Liquidity and Financial Position

      As of December 31, 1998, we had a working capital deficit of $8.9 million. Our working capital deficit reflects (i) $2.0 million due to a bank related to the revolving lines of credit, collateralized by our accounts receivable, and other loans, (ii) accounts payable and accrued expenses of $2.1 million, (iii) notes payable to stockholders of $5.2 million related to the acquisition of CSI, and (iv) amounts due to related parties of $2.7 million, relative to the acquisition of CSI, working capital advances and the funding of costs related to future acquisitions in progress. These latter amounts are principally due to our principal stockholder and entities owned or controlled by him.

      We believe that sufficient sources of funds exist to cover the working capital needs of the Company. The principal sources of these funds are (i) projected cash flow from operations, (ii) the revolving lines of credit, (iii) the personal assets of a principal stockholder and related entities owned or controlled by him, (iv) the issuance of the Company's common stock, and (v) additional financing sources.

      Our principal stockholder has committed to providing the funds necessary to cover the remaining note payments due on the purchase of CSI, to the extent that the required funds cannot be obtained from other sources. We are presently engaged in negotiations with respect to additional financing sources. These include (i) negotiating with four financial institutions for a new $20 million asset-based line of credit to replace the current revolving lines of credit. This credit line will provide the working capital resources needed for the current operations and the requirements that will exist after the next several planned acquisitions; and (ii) a private placement of our common stock to accredited investors during 1999, that will raise up to $20 million. These funds will be used to provide the acquisition capital necessary to fund the cash portion of the purchase price for the currently planned acquisitions.

      However, no assurance can be given that we will be successful in obtaining such financing, and the failure to obtain necessary financing could have a material adverse effect on our acquisition timetable. At the present time, our management believes that our current sources of funding are adequate to support our growth and that of CSI. The current sources are not adequate to support our acquisition plans.

Inflation

      Inflation has not had a material effect upon the Company's results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs in connection with the provision by the Company of its services and products will increase, and, to the extent such increased costs are not offset by increased revenues, the operations of the Company may be adversely affected.

Year 2000

      General Description of the Year 2000 Problem. The Year 2000 problem concerns the inability of certain computer systems to appropriately recognize the Year 2000 when the last two digits of the year are entered in the date field. Our date critical functions related to the Year 2000 and beyond, may be adversely affected unless these computer systems are or become Year 2000 compliant.

      Our State of Readiness. We are a service business and do not use major computer systems in our business. Our computer needs are satisfied through a local area network comprised of personal computers and a server, all of which are Year 2000 compliant.

      Effect of Third Party Readiness. Our Year 2000 compliance is partially dependent upon key third parties also being Year 2000 compliant on a timely basis. We provide consulting services and we could be adversely affected by the Year 2000 problem if computer systems of third parties such as banks, suppliers and others with whom we do business fail to address the Year 2000 problem successfully. For example, in the course of rendering our consulting services, we may be adversely affected by, among other things, warranty and other claims made by our suppliers related to product failures caused by the Year 2000 problem, the disruption or inaccuracy of data provided to us by non-Year 2000 compliant third parties, and the failure of our service providers to become Year 2000 compliant.

      In an effort to evaluate and reduce our exposure in this area, we intend to make an inquiry of vendors and other business partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. In particular, we will seek to obtain statements from a substantial majority of our vendors that they are Year 2000 compliant or are unaffected by "date sensitive" information. We estimate that this process, including analysis of responses and follow up interviews will be complete on or before September 30, 1999.

      Our management believes that the purchasing patterns of customers and prospective customers might be affected by Year 2000 issues. Many companies may need to modify or upgrade their information systems to address the Year 2000 problem. The effects of this issue and of the efforts by other companies to address it are unclear. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase services and products such as those that we offer.

      Risks. We have no reason to believe that our exposure to the risks or lack of supplier and customer Year 2000 readiness is any greater than the exposure to such risks that affect our competitors generally. However, if a significant number of our key vendors, customers and other business partners experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on our financial position and operations. In addition, if all Year 2000 issues within our business are not properly identified there can be no assurance that the Year 2000 issue will not have a material adverse effect on our results of operations or financial position.

      Our cost estimates and time frames will be influenced by our ability to identify Year 2000 problems, the nature of programming required to fix any problems, and the compliance success of third parties. For those reasons, no assurance can be given at this point that our computer system will be Year 2000 compliant in a timely manner or that we will not incur significant additional expenses pursuing Year 2000 compliance.

Forward Looking Information

      This report contains certain forward-looking statements and information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include the following: our success in obtaining new contracts; the volume and type of work orders that are received under such contracts; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of our capacity to complete work; competition and competitive pressures on pricing; availability, cost and terms of debt or equity financing; and economic conditions in the United States and in the regions served.

Quantitative and Qualitative Disclosures about Market Risk

      The Company is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

ITEM 7.     FINANCIAL STATEMENTS

      The financial statements and schedules are attached to this report beginning on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      We have not had any disagreements with our accountants on matters relating to accounting and financial disclosures.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

      The following sets forth certain information with respect to directors and executive officers of the Company with the year in which each director's term expires in parentheses.

Each of the directors has been nominated for re-election at the stockholders meeting scheduled for June 1999 for a three year term, commencing July 1, 1999.

Andreas Typaldos
(age 52) Chairman of the Board and President. Mr. Typaldos was founder, President and CEO of Computron Software, Inc. (ASE:CFW)("Computron"), an international public software and consulting company until 1996. Mr. Typaldos is a principal shareholder of Computron. He is also founder, Chairman, and major shareholder of Enikia, LLC, an advanced home networking and communications company. Mr. Typaldos became Chairman of the Board of the Company effective August 1, 1998.

Edwin T. Brondo
(age 51) Director, Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Brondo was Vice President of First Albany Companies, Inc. and Senior Vice President, Chief Administrative Officer of First Albany Corporation from May 1993 until December 1997. Mr. Brondo currently serves as a director of Computron Software, Inc. and has been a director since May 1997. During the last five years Mr. Brondo was a senior consultant at Comtex Information Systems, Inc. and a senior financial executive at Bankers Trust Company. He has also held senior positions at Goldman Sachs & Co., Morgan Stanley & Co., G.A. Saxton and Arthur Young & Company (predecessor to Ernst & Young). Mr. Brondo became a director and officer of the Company in August 1998.

Scott Newman
(age 39) Director and Vice President. Mr. Newman is co-founder and President of Conversion Services International, Inc. and has served in that capacity since its founding in 1989. Mr. Newman became a director and officer of the Company in September 1998.

Michel Berty
(age 59) Director. Mr. Berty is currently a member of the board of directors of Mastech, a large public consulting services company, and member of the board of directors of LEVEL 8, a public software and services company, member of the board of directors of MERANT, a public software and services company, and member of the board of directors of SAPIENS International, a public software and services company. He is also a member of the board of directors of ASCENT LOGIC CORPORATION, a risk management systems engineering private company and of BUYSMART, Inc., a start-up company in the internet business. From 1992 until 1997, he was the CEO of Cap Gemini America, a $700 million consulting services company, and member of the executive committee of Cap Gemini, a $5 billion international consulting services company. Mr. Berty has been a member of our board of directors since August 1998.

Lloyd T. Rochford
(age 52) Director. In February of 1989, Mr. Rochford founded Magnum Hunter Resources, Inc. and served as a director and as its Chief Executive Officer through the end of 1995. Commencing in January of 1996 through June of 1997, Mr. Rochford served as Magnum's Chairman of the Board of Directors. Magnum is engaged in the exploration for and the production of oil and gas and is a company listed on the American Stock Exchange. Since his resignation from Magnum, Mr. Rochford has pursued his own personal business interests until being elected a director of the Registrant in July of 1997. Mr. Rochford served as Chairman of the Board of the Registrant until August 1, 1998.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth all cash compensation paid by the Company to the chief executive officer and the most highly compensated executive officers and key employees whose total remuneration exceeded $100,000 for services rendered in all capacities to the Company during the last three completed fiscal years.

         Annual Compensation                 Long Term Compensation
                                                  Awards        Payouts
Name                                 Other
and                                 Annual  Restricted                 All Other
Principal       Fiscal              Compen-    Stock  Options/   LTIP    Compen-
Position         Year  Salary Bonus sation   Award(s)   SARs    Payouts  sation
------------------------------------------------------------------------------


Andreas Typaldos
Chief Executive
Officer,
President (1)    1998 $104,167
                 1997    -0-
                 1996    -0-
Edwin T. Brondo
Executive Vice
President, Chief
Financial Officer,
Secretary and
Treasurer (2)    1998 $72,917
                 1997   -0-
                 1996   -0-
Scott Newman
Vice President(3)1998 $104,167 $23,664                                  $36,629
                 1997     -0-
                 1996     -0-
Lloyd T. Rochford
Chief Executive
Officer (3)      1998 $12,000
                 1997   -0-
                 1996   -0-

Glenn Peipert(3) 1998 $104,167 $3,151                                    $6,976
                 1997
                 1996

--------------------
(1)Salary for Mr. Typaldos was accrued beginning August 1, 1998, based upon an annual rate of $250,000. This compensation was not paid during the five months ended December 31, 1998.
(2)Salary for Mr. Brondo reflects payments made during the five month period ended December 31, 1998, based upon an annual rate of $250,000.
(3)Salary for Messrs. Newman and Peipert reflect payments made during the five months period ended December 31, 1998, based upon employment agreements at an annual rate of $250,000. Mr. Rochford's salary was paid during the fiscal year ended July 31, 1998.

  Stock Option Plan

Summary of
the 1998 Stock
Option Plan     The Board adopted the 1998 Stock Option Plan in August 1998 (the
                "Plan"). For the purposes of this summary, unless otherwise stated, "Plan" will refer to the 1998 Stock Option Plan. There are 1,500,000 shares of Common Stock available for issuance upon exercise of options granted under the Plan. We intend to submit the Plan to our shareholders for approval at our next annual meeting of shareholders. At December 1, 1998, we had outstanding options to purchase 90,100 shares at $5.00 vesting over a three-year period. The options expire ten years from the date of issuance. These options will become effective upon approval of the Plan by our shareholders.

                The Plan  authorized  us to grant to our employees and directors
                (i) incentive stock options to purchase shares of Common Stock and (ii) non-qualified stock options to purchase shares of Common Stock.

Objectives      The objectives of the Plan are to provide  incentives to our key employees, directors, officers and consultants to encourage them to devote their abilities and industry to the success of our business enterprise. We intend to achieve this purpose by extending an additional long-term incentive for high levels of performance and unusual effort.

Oversight       A  Committee  of  the  Board  administers  the  Plan  by  making determinations  regarding the persons to whom options  should be granted and the amount,  terms,  conditions and  restrictions of
                the  awards.   It  also  has  the  authority  to  interpret  the
                provisions of the Plan and to establish and amend rules for its administration subject to the Plan's limitations. This Committee is comprised of non-employee directors as required by Rule 16b-3 of the Securities and Exchange Act of 1934, as amended.

Statutory Conditions
on Stock Options

-exercise price Incentive  stock  options  granted  under  the Plan must have an exercise price at least equal to 100% of the fair market value of our Common Stock as of the date of grant. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than 10% of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to 110% of the fair market value of our Common Stock on the date of grant. Non-statutory stock options may have exercise prices as determined by the Committee or the Board.

-dollar limit   The aggregate  fair market  value,  determined as of the time an incentive  stock  option is  granted,  of our Common  Stock with respect to which  incentive  stock options are exercisable by an employee  for the first time during any  calendar  year,  cannot
                exceed   $100,000.   However,   there  is  no  aggregate  dollar
                limitation on the amount of non-statutory stock options which may be exercisable for the first time during any calendar year.

-expiration date
                Any option granted under the Plan will expire at the time fixed by the Committee, which cannot be more than ten years after the date it is granted or, in the case of any person who owns more than 10% of the combined voting power of all classes of our stock or of any subsidiary corporation, not more than five years after the date of grant.

-exercisability The  Committee  may also  specify  when all or part of an option becomes exercisable, but in the absence of such specification, the option will become exercisable in four (4) equal annual installments, the first of which becomes exercisable on the first anniversary of the date of grant of the option. However, the Compensation Committee may accelerate the exercisability of any option or any part thereof at its discretion.

-assignability  Options  granted  under the Plan are not  assignable.  Incentive
                Stock Options may be exercised only while the optionee is employed by us or within twelve months after termination by reason of death, within twelve months after the date of disability, or within three months after termination for any other reason.

Payment Upon
Exercise of
Options         Payment of the exercise  price for any option may be in cash, by withheld shares which,  upon exercise,  have a fair market value at the time the option is  exercised  equal to the option  price
                (plus  applicable  withholding  tax) or in the form of shares of our Common Stock.
Tax Consequences
of Options      An  employee  or  director  will  not  recognize  income  on the awarding of incentive stock options and nonstatutory options under the Plan.

                An optionee will recognize ordinary income as the result of the exercise of a nonstatutory stock option in the amount of the excess of the fair market value of the stock on the day of exercise over the option exercise price.

                An employee will not recognize income on the exercise of an incentive stock option, unless the option exercise price is paid with stock acquired on the exercise of an incentive stock option and the following holding period for such stock has not been satisfied. The employee will recognize long-term capital gain or loss on a sale of the shares acquired on exercise, provided the shares acquired are not sold or otherwise disposed of before the earlier of: (i) two years from the date of award of the option or (ii) one year from the date of exercise. If the shares are not held for the required period of time, the employee will recognize ordinary income to the extent the fair market value of the stock at the time the option is exercised exceeds the option price, but limited to the gain recognized on sale. The balance of any such gain will be a short-term capital gain. Exercise of an option with previously owned stock is not a taxable disposition of such stock.

                An employee generally must include in alternative minimum taxable income the amount by which the price he paid for an incentive stock option is exceeded by the option's fair market value at the time his rights to the stock are freely transferrable or are not subject to a substantial risk of forfeiture.

                The Company and its subsidiaries will be entitled to deductions for federal income tax purposes as a result of the exercise of a nonstatutory option and the disqualifying sale or disposition of incentive stock options in the year and the amount that the employee recognizes ordinary income as a result of such disqualifying disposition

Director Compensation

      Directors currently receive no cash compensation for their services in that capacity. Reasonable out of pocket expenses may be reimbursed to directors in connection with attendance at meetings.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table sets forth information, as of March 18, 1998, with respect to the number of shares of Common Stock of the Company beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's Common Stock. The Company has no other class of voting stock outstanding.

Name of Beneficial Owner                                 Percent of Common Stock
      and Address                      Number of Shares          Owned
      -----------                      ----------------          -----

Patra Holdings, LLC  (1)
152 W. 57th Street, 40th Floor
New York, New York  10019                10,000,000              67.59

Andreas Typaldos  (1)
152 W. 57th Street, 40th Floor
New York, New York  10019                10,350,000              69.96

Scott Newman
152 W. 57th Street, 40th Floor
New York, New York 10019                    900,000               6.08

Edwin T. Brondo
152 W. 57th Street, 40th Floor
New York, New York  10019                     1,000               0.01

Michel Berty
152 W. 57th Street, 40th Floor
New York, New York 10019                     25,000               0.17

Lloyd T. Rochford  (2)                      174,285               1.18
152 W. 57th Street, 40th Floor
New York, New York  10019

Directors and Officers as a Group        11,450,285              77.40

(1) Mr. Typaldos controls Patra Holdings, LLC and therefore beneficial ownership of shares held by Patra Holdings are attributed to Mr. Typaldos for the purposes of this table.
(2) Mr. Rochford's holdings include 3,000 shares owned by his wife as to which Mr. Rochford disclaims beneficial ownership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

            Our Common Stock was not actively traded until we completed our merger with CSI and became listed in the Standard & Poors Corporations Manual on September 23, 1998.

Fiscal Year Ended December 31, 1998                      Low           High
-----------------------------------                      ---           ----

Third Quarter (commencing August 1998)                $4.875          $7.625
Fourth Quarter                                          7.25           10.75

      Number of Shareholders

      The number of beneficial holders of our common stock as of the close of business on December 31, 1998, was approximately 325.

      Dividend Policy

      Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. We have not declared nor paid cash dividends on our common stock and we do not anticipate that we will pay such dividends in the foreseeable future. Rather, we intend to apply any earnings to the expansion and development of its business. Any payment of future dividends on the common stock and the amount thereof will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition and cash requirements, and any other factors our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

      In July 1997, we sold 214,285 shares of our common stock to two individuals at a cash price of $0.07 per share under the private offering exemption of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Lloyd T. Rochford, who at the time of the placement was a director and an officer, purchased 174,285 shares for $12,200 and Robert Morley purchased 40,000 shares for $2,800.

       In January 1998, we issued 200,000 shares of our common stock to KM Financial for services rendered having a value of $14,000 or $0.07 per share under the private offering exemption of Section 4(2) of the Securities Act.

      In June 1998, we sold an additional 400,000 shares of our common stock to Robert Morley at a price of $0.90 per share under the private offering exemption of Section 4(2) of the Securities Act for $359,799, representing the purchase price of $360,000 less certain incidental costs of $201.

      In connection with our merger with Patra Capital we issued 12,950,000 shares of our common stock, including 1,100,000 shares in connection with the acquisition of CSI.

      As of January 21, 1999, we issued 166,667 shares of common stock to Scott Newman in lieu of cash due for the $1,000,000 installment due on the purchase note payable to Mr. Newman.

      As of January 21, 1999, we issued 83,334 shares of common stock to Glenn Peipert in lieu of cash due for the $500,000 installment due on the purchase note payable to Mr. Peipert.

DESCRIPTION OF SECURITIES

      We are authorized to issue 50,000,000 shares of common stock, $.001 par value per share, of which 14,794,226 are outstanding as of March 18, 1999.

      Holders of the common stock are entitled to one vote for each share owned for all matters to be voted on by the shareholders. Holders of the common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors, and in the event of any liquidation, dissolution, or winding up of the affairs of the Corporation, are entitled to receive a pro rata share of any assets of the corporation legally available for distribution. There are no redemption or sinking fund provisions applicable to the common stock. The rights of the holders of the common stock are subject to any rights that may be fixed for the holders of preferred stock, if and when any preferred stock is issued. The common stock currently outstanding is validly issued, fully paid and nonassessable.

ITEM 13.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)   EXHIBITS.

       Exhibit
 Notes Number                          Description
 ----- ------                          -----------

   (6)  2.1       Agreement and Plan of Merger dated as of August 26, 1998, by
                  and   among   Elligent   Consulting   Group,   Inc.,   Patra
                  Acquisition,   Inc.,   Patra   Capital   Limited   and   the
                  Shareholders of Patra Capital Limited

   (6)  2.2       Plan and  Agreement of Merger dated as of August 1, 1998, by
                  and  among  Patra  Capital  Limited,   Patra  Holdings  LLC,
                  Conversion  Services  International,  Inc., Scott Newman and
                  Glenn Peipert.

   (1)  3(i).1    Initial Articles of Incorporation

   (2)  3(i).2    Articles of Incorporation, as Amended on January 5, 1990

   (4)  3(i).3    Articles of Incorporation, as Amended on August 5, 1997

   (5)  3(i).4    Articles of Incorporation, as Amended on July 25, 1998

   (1)  3(ii).1   Initial Bylaws

   (3)  3(ii).2   Bylaws, as amended on July 2, 1991

   (5)  3(ii).3   Bylaws, as amended on April 1, 1998

   (6)  10.1      1998 Stock Option Plan

   (6)  21.1      Subsidiaries

        23.1      Consent of Moore Stephens, P.C.

        27.1      Financial Data Schedule

      (1) Filed  with a  Registration  Statement  on  Form  S-18  (File  Number
          33-23314).
      (2) Filed with a Form 10-QSB for the quarter ended December 31, 1989.
      (3) Filed with a Form 10-KSB for the year ended June 30, 1991.
      (4) Filed with a Form 10-KSB for the year ended July 31, 1997.
      (5) Filed with a Form  10-KSB  for the year ended  July 31,  1998.
      (6) Filed with a Form 8-K/A Amendment No. 3 to report dated
          September 21, 1998.

(b)   CURRENT REPORTS ON FORM 8-K

      We filed an amendment to a report on Form 8-K during the period from November 1, 1998 to December 31, 1998. The following table contains information with respect to that filing:

                                           Financial                Date of
       Items Reported                  Statements Filed         Event Reported
       --------------                  ----------------         --------------

       Merger with Patra Capital and         Yes              September 21, 1998
       Acquisition of Conversion
       Services International, Inc.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Elligent Consulting Group, Inc.
  New York, New York




      We hereby  consent to the  incorporation  by reference of our report dated
March 4,  1999,  which  appears  on Page F-1 of the 1998  Annual  Report on Form
10-KSB.




                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
April 9, 1999

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ELLIGENT CONSULTING GROUP, INC.,
                                             a Nevada corporation



                                             By /s/ Edwin T. Brondo
                                             ----------------------
                                                    Edwin T. Brondo
                                                    Chief Financial Officer

Dated: April 9, 1999

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Elligent Consulting Group, Inc.
  New York, New York



            We have audited the accompanying consolidated balance sheet of Elligent Consulting Group, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the five months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

            We  conducted  our  audit  in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elligent Consulting Group, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the five months then ended in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company incurred a net loss of approximately $680,000 and utilized cash for operating activities of approximately $1,400,000 for the five months ended December 31, 1998, and has a working capital deficit of approximately $8,960,000 at December 31, 1998. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
March 4, 1999

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                            $       600
  Trade Accounts Receivable - Net of Allowance
   for Doubtful Accounts of $100,260                                3,911,789
  Other Current Assets                                                 17,872
                                                                  -----------

  Total Current Assets                                              3,930,261
                                                                  -----------

Property and Equipment - Net                                          404,904
                                                                  -----------

Goodwill - Net                                                     11,763,289
                                                                  -----------

Other Assets:
  Customer Lists [Net of Amortization of $41,667]                     458,333
  Security Deposits                                                   117,723
  Due from Employees                                                   14,803
  Due from Stockholders                                                 8,550
  Due from Affiliates                                                  14,924
                                                                  -----------

  Total Other Assets                                                  614,333
                                                                  -----------

  Total Assets                                                    $16,712,787
                                                                  ===========




See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Cash Overdraft                                                   $   397,128
  Accounts Payable                                                   1,685,051
  Accrued Expenses                                                     189,859
  Income Taxes Payable                                                 225,500
  Notes and Leases Payable - Current                                 2,044,175
  Accrued Expenses - Stockholders                                      231,551
  Notes Payable - Stockholders [Net of Discount of $176,555]         5,241,046
  Due to Affiliates                                                    497,068
  Advances from Stockholders                                         2,246,057
  Deferred Taxes Payable                                               132,200
                                                                   -----------

  Total Current Liabilities                                         12,889,635
                                                                   -----------

Long-Term Liabilities:
  Notes and Leases Payable - Long-Term                                 147,985
  Notes Payable - Stockholders                                       1,500,000
                                                                   -----------

  Total Long-Term Liabilities                                        1,647,985
                                                                   -----------

Commitment and Contingencies [9]                                            --
                                                                   -----------

Stockholders' Equity:
  Common Stock - $0.001 Par Value; 50,000,000 Shares
   Authorized 14,544,225 Shares Issued and Outstanding                  14,544

  Capital in Excess of Par Value                                     2,992,517

  Accumulated Deficit                                                 (831,894)
                                                                   -----------

  Total Stockholders' Equity                                         2,175,167
                                                                   -----------

  Total Liabilities and Stockholders' Equity                       $16,712,787
                                                                   ===========




See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF OPERATIONS FOR THE FIVE MONTHS ENDED
DECEMBER 31, 1998.
------------------------------------------------------------------------------




Income:
  Revenue                                                          $ 9,970,026
  Cost of Revenue                                                   (6,466,437)
                                                                   -----------

  Gross Profit                                                       3,503,589
                                                                   -----------

Cost and Expenses:
  General and Administrative                                         3,606,525
  Depreciation                                                          69,104
  Amortization                                                         291,949
                                                                   -----------

  Total Cost and Expenses                                            3,967,578
                                                                   -----------

Operating Loss                                                        (463,989)
                                                                   -----------

Other Expenses:
  Interest Expense - Stockholders                                     (310,569)
  Interest Expense                                                     (84,522)
                                                                   -----------

  Total Other Expense                                                 (395,091)
                                                                   -----------

  Loss Before Income Taxes                                            (859,080)

Income Tax Benefit                                                     180,300
                                                                   -----------

  Net Loss                                                         $  (678,780)
                                                                   ===========

  Basic and Diluted Loss Per Share                                 $     (0.05)
                                                                   ===========

  Weighted Average Number of Shares Outstanding                     14,544,225
                                                                   ===========

As described in Notes 1 and 12 the accounting acquiror [Patra Capital] in the recapitalization of the Company, began operations on January 2, 1998. Patra Capital's operations for the seven months ended July 31, 1998, are not meaningful to this statement of operations. The amounts on this statement of operations are primarily those of the purchased subsidiary, CSI. See Pro forma data in Note 15.



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------






                                              Capital in                            Total
                              Common Stock    Excess of Accumulated Subscription Stockholders'
                           Shares    Amount   Par Value  Deficit     Receivable     Equity


 Balance - July 31,
  1998                       1,000 $   1,000  $       -- $(153,114) $  (1,000)   $ (153,114)

Common Stock Issued
 in Merger [1] [12]     12,950,000    12,950   2,627,050        --         --     2,640,000

Acquired Equity of
 Merged Company [1]      1,594,225     1,594     331,310        --         --       332,904

Recapitalization [1]        (1,000)   (1,000)         --        --      1,000            --

Imputed Interest [8]            --        --      34,157        --         --        34,157

Net Loss for the Five
 Months Ended
 December 31, 1998              --        --          --  (678,780)        --      (678,780)
                        ---------- ---------  ---------- ---------  ---------    ----------

 Balance - December 31,
   1998                 14,544,225 $  14,544  $2,992,517 $(831,894) $      --    $2,175,167
                        ========== =========  ========== =========  =========    ==========



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE FIVE MONTHS ENDED
DECEMBER 31, 1998.
------------------------------------------------------------------------------




Operating Activities:
  Net Loss                                                          $  (678,780)
                                                                    -----------
  Adjustments to reconcile Net Loss to
   Cash [Used for] Operating Activities:
   Depreciation and Amortization                                        361,053
   Deferred Income Taxes                                               (405,800)
   Imputed Interest                                                     213,911

  Change in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                               (988,047)
     Other Current Assets                                               (17,872)
     Due from Employees                                                   1,003
     Due from Affiliates                                                 (1,726)
     Other Assets                                                       (43,313)

   Increase [Decrease] in:
     Accounts Payable                                                   (62,896)
     Accrued Expenses                                                   (61,942)
     Accrued Expenses - Related Parties                                 108,551
     Billings in Excess of Costs and Estimated Earnings                 (55,425)
     Income Taxes Payable                                               225,500
                                                                    -----------

   Total Adjustments                                                   (727,003)
                                                                    -----------

  Net Cash - Operating Activities                                    (1,405,783)
                                                                    -----------

Investing Activities:
  Payments for Property and Equipment                                   (74,341)
                                                                    -----------

Financing Activities:
  Increase in Cash Overdraft                                            297,967
  Advances from Stockholders                                          1,068,955
  Proceeds from Notes Payable                                           815,000
  Payments on Notes and Leases Payable                                  (38,863)
  Payment on Notes Payable - Stockholders                            (1,000,000)
                                                                    -----------

  Net Cash - Financing Activities                                     1,143,059
                                                                    -----------

  Net Decrease in Cash                                                 (337,065)

Cash - Beginning of Period                                              337,665
                                                                    -----------

  Cash - End of Period                                              $       600
                                                                    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                         $   210,953
   Income Taxes                                                     $        --



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE FIVE MONTHS ENDED
DECEMBER 31, 1998.
------------------------------------------------------------------------------






Supplemental Schedule of Non-Cash Investing and Financing Activities:
  During the five months ended December 31, 1998, the Company acquired all of the outstanding common stock of Patra Capital in exchange for 12,950,000 shares of its common stock.

  During the five months ended December 31, 1998, Patra Capital acquired all of the outstanding common stock of CSI in exchange for 1,100,000 shares of Elligent common stock, notes payable of $8,500,000, with a discounted value of $7,561,292 and $1,500,000, which was paid by a stockholder of the Company and related companies owned or controlled by a principal stockholder of the Company.

  During the five months ended December 31, 1998, the Company entered into capital leases for $104,954.

  During the five months ended December 31, 1998, the Company incurred $258,516 in acquisition related costs which are included in accounts payable.






See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Organization and Business

Elligent Consulting Group, Inc., [the "Company"] was incorporated in February of 1987 under the laws of the state of Nevada as Coronado Ventures, Inc. During the period commencing in 1990 through 1992, the Company acquired Tahoeview Cablevision, Inc. ["Tahoe"] and Weststar Group North ["North"] and changed its name to Weststar Group, Inc. Subsequently, Tahoe and North became subject to a bankruptcy proceeding, which, on July 31, 1996, was concluded by an Order and Judgment from the Court regarding the Final Distribution of Proceeds of Sale of Assets by the Receiver. The Company was not named as a defendant in the bankruptcy and was not involved in any manner, except that it was the sole shareholder of Tahoe and North. The conclusion of the aforementioned proceedings resulted in the Company emerging without any business operations and being deemed to be a new entity for financial statement reporting purposes. As such, the Company was considered to be a development stage company. Pursuant to the order and Judgment of the Court, Tahoe and North were ordered dissolved.

In July of 1997, the Company changed its name to Arena Group, Inc. and began the process of locating a business venture with which the Registrant could enter into a Reorganization.

On July 23, 1998, the Registrant, through its wholly owned subsidiary Patra Acquisition, Inc., a Delaware corporation ["Patra Acquisition"], entered into a Non-Binding Letter of Intent [the "Letter of Intent"] with Patra Capital Ltd., a Delaware corporation ["Patra Capital"]. The Letter of Intent provided for the execution of a definitive merger agreement [the "Merger Agreement"]. Pursuant to the Merger Agreement, Patra Capital merged with Patra Acquisition and Patra Capital, the surviving corporation of the merger, became a wholly owned subsidiary of the Registrant [the "Reorganization"]. As part of the Reorganization, the Registrant changed its name to Elligent Consulting Group, Inc. and Patra Capital changed its name to Conversion Services International, Inc. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, the Registrant issued 12,950,000 shares of its restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became the management of the Company. The merger was accounted for as a Recapitalization of the Company with Patra as the acquiror [See Note 12].

On September 21, 1998, effective August 1, 1998, for accounting purposes, the Company through its wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. ["CSI"] and Doorways, Inc. ["Doorways"]. Doorways is a wholly-owned subsidiary of CSI. The operations of CSI and Doorways are included in the Company's results of operations commencing on August 1, 1998. The purchase price was $12,298,885 consisting of 1,100,000 shares of the Company's common stock [valued at $2,640,000], cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, less amounts due from stockholders acquired in the transaction of $582,399. The net discounted value of the consideration, net of the acquired loan from the stockholders, was $7,561,292.

CSI is in the business of providing information technology consulting services. CSI provides high-end project management, applications implementation, data warehousing, consulting, Internet and information technology ["IT"] staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 180 employees and consultants, and expects that number to increase as its business grows.

In prior years, the Company was considered a development stage company.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies

[A] Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Conversion Services International, Inc. ["CSI"] and Doorways, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

[B] Revenue Recognition - Revenue from consulting and professional services are recognized at the time the services are provided. Revenue from systems integration and software development are recognized based on the terms of the contracts. Revenue under maintenance contracts is recognized ratably over the life of the contract. Revenue under fixed price contracts is recognized on the percentage of completion.

[C] Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization and includes equipment held under capital lease agreements. Depreciation and amortization, which includes amortization of leased equipment, are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives range from one to ten years. When the assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

[D] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[E] Intangibles - Goodwill is recognized in business combinations accounted for under the purchase method of accounting and represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over twenty years, which is the period during which the Company expects to receive benefits. A customer list is recorded at cost and amortized on a straight-line basis over its estimated useful life of five years.

[F] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with a high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had $315,463 as of December 31, 1998, with financial institutions subject to credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

Customers accounting for 10% or more of revenue for the five months ended December 31, 1998, are as follows:

                                                 1 9 9 8

Customer A                                    $3,368,482
Customer B                                    $1,092,528

The above customers comprised 38% of accounts receivable at December 31, 1998.

Any decision by these major customers to cease or reduce their use of the Company's services may have an adverse effect on the Company's operations. Further, any delay in payment or non-payment of fees owed by the Company's large clients will have an adverse effect on the Company's results of operations.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[G]  Advertising  -  The  Company  expenses   advertising   costs  as  incurred.
Advertising costs amounted to approximately $14,000 for the five months ended December 31, 1998.

[H] Income Taxes - Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

[I] Cash and Cash Equivalents - The Company considers certain highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents at December 31, 1998.

[J] Basic and Diluted Loss per Common Share - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share. Under SFAS 128," loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. In the Company's present position, diluted loss per share is the same as basic loss per share. Securities that could potentially dilute EPS in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options [See Notes 8 and 13].

[K] Impairment - Certain long-term assets of the Company are reviewed periodically as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1998, management expects these remaining assets to be fully recoverable.

[3] Property and Equipment and Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of December 31, 1998, are as follows:

Computers and Equipment                                    $  221,417
Furniture and Fixtures                                         82,370
Leasehold Improvements                                         44,413
Property Held Under Capital Lease                             131,027
                                                           ----------

Total - At Cost                                               479,227
Less: Accumulated Depreciation and Amortization                74,323
                                                           ----------

  Property and Equipment - Net                             $  404,904
  ----------------------------                             ==========

Depreciation expense for the five months ended December 31, 1998 was $69,104.

For property held under capital leases, amortization expense, which is included in depreciation expense, for the five months ended December 31, 1998, is $12,583, and accumulated amortization is $12,583 at December 31, 1998.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[4] Intangible Assets

A breakdown of intangible assets as of December 31, 1998, is as follows:

                                   Accumulated
                                        Cost    Amortization       Net

Goodwill                            $12,013,571 $   250,282   $11,763,289
Customer List                       $   500,000 $    41,667   $   458,333

The customer list is included in the caption "other assets" on the balance sheet.

Amortization expense for the five months ended December 31, 1998, amounted to $287,559.

[5] Due From Employees

The amounts due from employees of $14,803 at December 31, 1998, consist of loans and advances which are non-interest bearing and have no stated terms of repayment.

[6] Employee Benefit Plan

The Company has adopted a pension plan pursuant to Section 401 [K] of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Employee contributions vest immediately. The Company is not required to make a matching contribution. The Company's contribution to the Plan was 25% of the first $10,000 of employee contributions which amounted to a charge to operations of $11,819 for the five months ended December 31, 1998. The Company's contributions vest in 20% increments annually, beginning with two years of service, until fully vested after six years of service.

[7] Long-Term Debt and Capital Leases

Long-term debt at December 31, 1998 consists of the following:

Revolving line of credit (A)                                         $ 1,850,000

Revolving line of credit (B)                                             100,000

Note payable - bank, due in monthly installments of $4,167, including interest at the bank's prime rate plus 2%, due March 2001.  The
  note is collateralized by equipment.                                   112,500

Note payable - bank, due in monthly installments of $1,042 including interest at the bank's prime rate plus 2.5%, due March 1999.  The note
  is collateralized by equipment.                                          3,125

Obligations under capital leases, collateralized by equipment originally costing $131,027, payable in monthly installments including
  interest at rates from 12.69% to 24.43%, through 2003.                 126,535
                                                                      ----------

  Total                                                                2,192,160
  Less: Current Portion                                                2,044,175
                                                                     -----------

  Total                                                              $   147,985
  -----                                                              ===========

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[7] Long-Term Debt and Capital Leases [Continued]

The revolving line of credit (A) was due January 1, 1999, and bears interest at the bank's prime rate plus 1.5% payable monthly. The Company may borrow the lesser of 80% of eligible accounts receivable, as defined, or $1,850,000. At December 31, 1998, the Company had no available credit under this line.

The revolving line of credit (B) was due January 1, 1999, and bears interest at the bank's prime rate plus 1.5% payable monthly. At December 31, 1998, the Company had no available credit under this line.

Both lines are collateralized by accounts receivable and equipment and personal guarantees of the former stockholders of CSI. On February 1, 1999, the bank extended both lines until June 1, 1999, and increased the maximum amount available under the revolving line of credit (A) to $2,050,000.

The prime rate at December 31, 1998, was 7.75%. For the five months ended December 31, 1998, the weighted average interest rate on short-term borrowings was 9.25%.

The following schedule shows the future maturities of long-term debt exclusive of capital leases:

Years ended
December 31,
   1999                                $2,003,125
   2000                                    50,000
   2001                                    12,500
                                       ----------

   Total                               $2,065,625
                                       ==========

The following schedule shows the minimum lease payments under capital lease as of December 31, 1998:

Years ended
December 31,
   1999                                $  59,510
   2000                                   54,476
   2001                                   33,751
   2002                                    9,039
   2003                                    4,331
                                       ---------

   Total                                 161,107
   Less: Amount Representing Interest     34,572
                                       ---------

   Total                                 126,535
   Less: Current Portion                  41,050
                                       ---------

   Long-Term Portion                   $  85,485
   -----------------                   =========

[8] Related Party Transactions

The amount due from stockholder of $8,550 is non-interest bearing and has no stated terms of repayment.

The amount due from affiliate of $14,924 is due from an affiliated company controlled by a principal stockholder of the Company. The amount is non-interest bearing and has no stated terms of repayment.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[8] Related Party Transactions [Continued]

Amounts due to affiliates of $497,068 are working capital loans due to affiliated companies controlled by a principal stockholder of the Company. The loans are non-interest bearing and have no stated terms of repayment.

The advances from stockholders of $2,246,057 are working capital advances which are non-interest bearing and have no stated terms of repayment. Imputed interest expense of $34,157 was recorded at 8% interest for the five months ended December 31, 1998, and was recorded as an increase to capital in excess of par value.

Notes Payable - Stockholders represent amounts due to the former Stockholders of CSI as a result of its acquisition by Patra Capital. Total notes payable as of December 31, 1998, are $6,917,601, with a discounted value of $6,741,046. The payments are due as follows:

                $1,500,000        January 21, 1999 (payable in cash or stock at
                                  the option of the Company), at 8%
                $3,167,601        May 1, 1999
                $2,250,000        August 1, 1999

The January 21, 1999, payment of $1,500,000 was satisfied through the issuance of 250,001 shares of the Company's common stock in 1999.

The following unaudited pro forma information presents the liabilities and stockholders' equity of the Company as if the 250,001 shares of common stock were issued as of December 31, 1998:

                                          As Reported   Transaction  As Adjusted
                                          -----------   -----------  -----------
Long-Term Liabilities                     $  1,647,985  $(1,500,000) $   147,985
                                          ============  ===========  ===========

Stockholders' Equity                      $  2,175,167  $1,500,000   $ 3,675,167
                                          ============  ==========   ===========

See Note 2[J] for the effect on earnings per share.

The May 1, 1999, and August 1, 1999, notes are interest free and have been discounted at 8%. The imputed interest expense for the five months ended December 31, 1998, was $276,412. All notes to stockholders are collateralized by CSI common stock.

[9] Commitments and Contingencies

Leases - The Company leases office space under operating leases, which expire in June of 1999 and March 2003. Rent expense in the amount of $33,517 has been accrued as of December 31, 1998, representing the remainder of lease payments due under a vacated lease through June of 1999. The liability is included in accrued expenses. In November 1997, the Company entered into a commitment to lease office space expiring March 2003. The lease contains an option to renew for a term of five years. In addition to minimum rentals, the Company is liable for additional rentals based on its proportionate share of real estate taxes and operating expenses, as defined.

The Company occupies additional office space, which is leased by a related company, of which one of the stockholders is a stockholder of the Company, under an operating lease which expires in April of 2002. Approximately 62% of the cost of the lease is allocated to the Company.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[9] Commitments and Contingencies [Continued]

Minimum annual rentals under the leases are as follows:

Years Ended
-----------
December 31,
------------
   1999                                $  496,271
   2000                                   462,754
   2001                                   462,754
   2002                                   325,418
   2003                                    64,187
                                       ----------

   Total                               $1,811,384
   -----                               ----------
                                       ==========

Total rent expense was $164,889 for the five months ended December 31, 1998.

Letter of Credit - The Company is committed under an outstanding letter of credit with a bank which expires in November 1999 to secure the security deposit on CSI office space, in the amount of $291,657. The agreement automatically extends for additional one year periods with a final expiration date of November 2003.

Employment Agreements - The Company is committed under employment agreements to the two former stockholders of CSI. The Company is obligated to pay $250,000 each per year to the former stockholders. The agreements terminate on August 1, 2001, and include automatic annual renewals at the end of each term.

[10] Fair Value of Financial Instruments

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For all financial instruments, including cash, due from related parties, due to affiliates and stockholders, debt maturing within one year, it was estimated that the carrying amount approximated fair value for these financial instruments because of their short maturities. The carrying amount of notes payable long-term approximates fair value which is based on current rates at which the Company could borrow funds with similar remaining maturities.

[11] Income Tax Benefit

The income tax benefit consists of the following:

Current Taxes:
  Federal                                                $   174,700
  State                                                       50,800
                                                         -----------

  Total                                                      225,500
                                                         -----------

Deferred Taxes:
  Federal                                                $  (314,300)
  State                                                      (91,500)
                                                         -----------

  Total                                                     (405,800)
                                                         -----------

  Income Tax Benefit                                     $   180,300
  ------------------                                     ===========

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[11] Income Tax Benefit [Continued]

The tax effect of significant items comprising the Company's deferred tax liability at December 31, 1998, are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforward                        $    18,500
  Deductibility of Accounts Payable and Accrued Expenses     148,600

  Total                                                      167,100

Deferred Tax Liability:
  Taxable Accounts Receivable                                299,300
                                                         -----------

  Net Deferred Tax Liability                             $   132,200
  --------------------------                             ===========

The net operating loss carryforward of approximately $54,000 expires in the years 2012 and 2013.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

Statutory Federal Income Tax Rate                                (34)%
Nondeductible Amortization of Intangibles                         20%
Other                                                             (1)%
State Income Tax                                                  (6)%
                                                         -----------

  Income Tax Benefit - Effective Rate                            (21)%
  -----------------------------------                    ===========

[12] Common Stock

Pursuant to a reorganization and acquisition of Patra Capital and CSI, effective as of August 1, 1998, the Company issued 12,950,000 additional common shares.

[13] Stock Options

An incentive stock option plan, which was adopted by the Company and approved by the shareholders, in August of 1998, reserves 1,500,000 shares of the Company's common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations.

The following table summarizes the activity in common shares subject to incentive stock options for the five months ended December 31, 1998:

                                                                Weighted Average
                                                                ----------------
                                               Number of Shares  Exercise Price
                                               ----------------  --------------

July 31, 1998 - Balance                                   --      $      --

  Granted                                             90,100      $    5.00
  Exercised                                               --      $      --
  Canceled or Expired                                     --      $      --
                                                   ---------      ---------

  Options Outstanding at December 31, 1998            90,100      $    5.00
  ----------------------------------------         =========      =========

No options were exercisable at December 31, 1998.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------


[13] Stock Options [Continued]

The following table summarizes information about stock options outstanding at December 31, 1998:


                                             Options Outstanding
                             ---------------------------------------------------
                                               Weighted-Average
                                               ----------------
                                 Number           Remaining     Weighted-Average
                                 ------           ---------     ----------------
        Exercise Prices        Outstanding    Contractual Life   Exercise Price
        ---------------        -----------    ----------------   --------------

          $   5.00               90,100             9.67             $    5.00
                                =======

There was no compensation cost recognized in income for the five months ended December 31, 1998.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been recorded as follows:

                                                           1 9 9 8
                                                           -------
Net Loss:
  As Reported                                          $   (678,780)
  Pro Forma                                            $   (925,857)
Loss Per Share:
  As Reported                                          $       (.05)
  Pro Forma                                            $       (.06)

The fair value of each option granted is estimated on the grant date using an option pricing model which takes into account, as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items:

                            Risk-Free                   Expected       Expected
                            ---------                   --------       --------
                          Interest Rate  Expected Life Volatility      Dividends
                          -------------  ------------- ----------      ---------

1998                         4.95%         3 Years         80.26%        N/A

[14] New Authoritative Pronouncements

The Financial Accounting Standard Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[15] Pro Forma Data [Unaudited]

The following unaudited pro forma information presents the results of the combined operations of Elligent Consulting Group, Inc. Patra, CSI and Doorways with pro forma adjustments as if the combinations had been consummated as of August 1, 1997. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of August 1, 1997, or results which my occur in the future [See Note 1]. The Company changed its fiscal year to December 31 during January 1999.

                                                         Year Ended
                                                         ----------
                                                        July 31, 1998
                                                        -------------

Revenue                                                  $17,730,000
Net Loss                                                 $ (511,000)
Net Loss Per Share                                       $     (.04)

[16] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the course of business.

As of December 31, 1998, the Company had a working capital deficit of approximately $8,960,000 and utilized cash for operations of approximately $1,400,000 for the five months ended December 31, 1998. The working capital deficit reflects (i) $2,000,000 for two bank revolving lines of credit collateralized by accounts receivable and other loans, (ii) accounts payable and accrued expenses of $2,100,000, (iii) notes payable to stockholders of $5,200,000 related to the acquisition of CSI, (iv) amounts due to related parties of $2,700,000, related to the acquisition of CSI, working capital advances and the funding of costs related to potential future acquisitions and
(v) a $400,000 cash overdraft. The related party obligations are principally due to the principal stockholder of the Company and entities owned or controlled by him.

The Company believes that sufficient sources of funds exist to cover working capital needs. The principal sources of these funds are (i) projected cash flow from operations, (ii) the revolving lines of credit, (iii) the personal assets of the principal stockholder of the Company and related entities owned or controlled by him, (iv) the issuance of the Company's common stock and (v) additional financing sources.

The principal stockholder of the Company has committed to providing the funds necessary to cover the remaining note payments due on the purchase of CSI, to the extent that the required funds cannot be obtained from other sources. The Company is presently engaged in negotiations with respect to additional financing sources. These include (i) negotiating with financial institutions for a new line of credit; and (ii) a private placement of the Company's common stock to accredited investors during early 1999, that will raise up to $20 million.

The continuation of the Company as a going concern is dependent upon the success of these plans.

There can be no assurances that management's plans to reduce operating losses and to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                        .   .   .   .   .   .   .   .   .