Form 10QSB
period 1999-03-31
ELLIGENT CONSULTING GROUP INC
filed 1999-05-13
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999 Commission File Number 33-14576-D


                         ELLIGENT CONSULTING GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                        87-0453842
         ------                                        ----------
  (State or other jurisdiction of(I. R. S. Employer Identification No.) incorporation or organization)

                       152 West  57th Street,  40th Floor
                             New York, N. Y.  10019
                             ---------------  -----
                    (Address of principal executive offices)

Registrant's current telephone number, including area code:  (212) 765 - 2915
                                                             ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   [ Item - 1 ]   Yes [ X ]    No [    ] [ Item - 2]    Yes [ X ]   No [     ]

Indicate the number of shares outstanding of each class of the Registrant's Common Stock.

The Registrant has only one class of Common Stock outstanding. As of April 30, 1999, there were 14,857,226 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                         ELLIGENT CONSULTING GROUP, INC.

                                   FORM 10-QSB

                  For the quarterly period ended March 31, 1999



                                TABLE OF CONTENTS




PART    I.  FINANCIAL INFORMATION

Item    1.  Financial Statements

            Consolidated Balance Sheet as of March 31, 1999 (unaudited)

            Consolidated Statement of Operations for the three months ended March 31, 1999 (unaudited)

            Consolidated Statement of Stockholders' Equity for the three months period ended March 31, 1999 (unaudited)

            Consolidated Statement of Cash Flows for the three months ended March 31, 1999 (unaudited)

            Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART    II. OTHER INFORMATION

Item    2.  Changes in Securities and Use of Proceeds

Item    6.  Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

PART   I.   FINANCIAL INFORMATION

Item   1.   Financial Statements



ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF MARCH 31,1999 [Unaudited]

Assets
Current assets:
  Cash                                                        $    87,533
  Trade accounts receivable, net of allowance
   for doubtful accounts of $100,260                            3,768,032
  Deferred taxes receivable                                        48,600
  Other assets                                                     35,170
                                                              -----------

Total current assets                                            3,939,335
                                                              -----------

Property and equipment, net                                       427,765
                                                              -----------

Goodwill, net                                                  11,613,120
                                                              -----------

Other Assets
  Customer lists - net                                            433,333
  Security deposits                                               117,723
  Due from employees                                               13,929
  Due from stockholders                                             8,550
  Due from affiliates                                              14,924
                                                              -----------

  Total other assets                                              588,459
                                                              -----------

     Total assets                                             $16,568,679
                                                              ===========



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999 [Unaudited]

Liabilities and Stockholders' Equity
Current liabilities:
  Cash overdraft                                                   $   269,240
  Accounts payable                                                   1,749,649
  Accrued expenses and other liabilities                               126,852
  Notes and leases payable - current                                 2,244,983
  Accrued expenses -- stockholders                                     327,167
  Notes payable--related parties                                     5,316,712
  Taxes payable                                                        165,431
  Due to affiliates                                                    738,646
  Advances from Stockholders                                         2,336,057
                                                                   -----------

  Total current liabilities                                         13,274,737
                                                                   -----------

Long-term liabilities
  Notes and leases payable--long term                                  123,385
                                                                   -----------
  Total long-term liabilities                                          123,385
                                                                   -----------

Commitment and contingencies                                                --

Stockholders' equity:
Common stock--$0.001 par value; 50,000,000 shares authorized
  14,794,226 shares issued and outstanding                              14,794
Capital in excess of par value                                       4,538,418
Accumulated deficit                                                 (1,382,655)
                                                                   -----------

Total stockholders' equity                                           3,170,557
                                                                   -----------

Total liabilities and stockholders' equity                         $16,568,679
                                                                   ===========








See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 [Unaudited]


Income:
Revenue                                                            $ 5,589,447
Cost of services                                                     3,672,851
                                                                   -----------

   Gross profit                                                      1,916,596
                                                                   -----------

Costs and expenses:
General and administrative                                           2,227,087
Depreciation                                                            40,257
Amortization                                                           175,169
                                                                   -----------

                                                                     2,442,513
                                                                   -----------

Operating income                                                      (525,917)
                                                                   -----------

Other expense:
  Interest                                                             (62,228)
  Interest expense - Stockholders                                     (121,817)
                                                                   -----------

Total Other Expense                                                   (184,045)
                                                                   -----------

Loss before income taxes                                              (709,962)
Income tax benefit                                                    (159,200)
                                                                   -----------

Net loss                                                           $  (550,762)
                                                                   ===========


Basic and Diluted Loss Per Share                                   $     (0.03)
                                                                   ===========



Weighted Average Number of Shares Outstanding                       14,684,675
                                                                   ===========


As more fully described in the Company's December 31, 1998, report on Form 10-KSB, 1998 operations are not meaningful.

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999 [Unaudited]




                                              Capital in                     Total
                          Common Stock         Excess of  Accumulated    Stockholders'
                     Shares          Amount    Par Value    Deficit          Equity
                     ------          ------    ---------    -------          ------

Balance - December 31,
 1998                14,544,225     $  14,544   $2,992,517 $  (831,893)   $2,175,168

Common Stock Issued     250,001           250    1,499,750          --     1,500,000

Imputed Interest [8]         --            --       46,151          --        46,151

Net Loss for the three
  Months Ended
  March 31, 1999            ---            --           --    (550,762)     (550,762)
                     ----------     ---------   ----------  ----------    ----------

  Balance - March 31,
   1999 [Unaudited]  14,794,226     $  14,794   $4,538,418 $(1,382,655)  $ 3,170,557
                     ==========     =========   ========== ===========   ===========










See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 1999 [Unaudited]

Cash Flows From Operating Activities
  Net loss                                                         $  (550,762)
                                                                   -----------

  Adjustments to reconcile net loss
   to cash utilized for operating activities:
   Depreciation                                                         40,257
   Amortization                                                        175,169
   Imputed interest                                                    121,817
   Deferred income tax benefit                                        (180,800)

  Change in Assets and Liabilities:
  [Increase] decrease in:
   Accounts receivable                                                 143,757
   Other current assets                                                (17,298)
   Due from employees                                                      874
  Increase [decrease] in:
   Accounts payable                                                     64,598
   Accrued expenses                                                    (63,007)
   Accrued expenses-stockholders                                        95,616
   Income taxes payable                                                (60,069)
                                                                   -----------

  Total adjustments                                                    320,914
                                                                   -----------

  Net cash - operating activities                                     (229,848)
                                                                   -----------

Investing Activities
  Payments for Property and Equipment                                  (63,118)
                                                                   -----------

Financing Activities
  Decrease in cash overdraft                                          (127,888)
  Due to affiliates                                                    241,579
  Advances from stockholders                                            90,000
  Proceeds from notes payable                                          200,000
  Payments on notes and leases payable                                 (23,792)
  Payment on notes payable - stockholders                           (1,500,000)
  Issuance of common stock                                           1,500,000
                                                                   -----------
Net cash - financing activities                                        379,899
                                                                   -----------

Net Increase in Cash                                                    86,933
Cash at Beginning of Period                                                600
                                                                   -----------
Cash at End of Period                                              $    87,533
                                                                   ===========

As more fully described in the Company's December 31, 1998, report on Form 10-KSB, 1998 operations are not meaningful.

Supplemental Schedule of Non-Cash Investing and Financing Activities:
During the three months ended March 31, 1999, the Company issued 250,001 shares of common stock valued at $1,500,000 to related parties in settlement of the January 21, 1999, installment of notes payable related to the acquisition of CSI.



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Unaudited]

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

CSI is in the business of providing information technology consulting services. CSI provides high-end project management, applications implementation, data warehousing, consulting, Internet and information technology ["IT"] staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 180 employees and consultants, and expects that number to increase as its business grows. Operations for the three months ended March 31, 1999, are primarily those of CSI.

In prior years, the Company was considered a development stage company and the operations were not meaningful.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2 [Unaudited]


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

[F] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had $354,038 as of March 31, 1999, with financial institutions subject to credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

Customers accounting for 10% or more of revenue for the three months ended March 31, 1999, are as follows:

                                              1 9 9 9

Customer A                                  $2,063,604
Customer B                                  $  520,558

The above customers comprised 15% of accounts receivable at March 31, 1999.

Any decision by these major customers to cease or reduce their use of the Company's services may have an adverse effect on the Company's operations. Further, any delay in payment or non-payment of fees owed by the Company's large clients will have an adverse effect on the Company's results of operations.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3 [Unaudited]

[2] Summary of Significant Accounting Policies [Continued]

[G] Advertising - The Company expenses advertising costs as incurred. There was no advertising cost during the three months ended March 31, 1999.

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

[I] Cash and Cash Equivalents - The Company considers certain highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents at March 31, 1999.

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

[K] Impairment - Certain long-term assets of the Company are reviewed periodically as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 1999, management expects these remaining assets to be fully recoverable.

[3] Property and Equipment and Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of March 31, 1999, are as follows:

Computers and Equipment                     $  288,833
Furniture and Fixtures                          45,536
Leasehold Improvements                          60,353
Property Held Under Capital Lease              147,623
                                            ----------

Total - At Cost                                542,345
Less: Accumulated Depreciation and
       Amortization                            114,580
                                            ----------

  Property and Equipment - Net              $  427,765
  ----------------------------              ==========

Depreciation expense for the three months ended March 31, 1999, was $40,257.

For property held under capital leases, amortization expense, which is included in depreciation expense, for the three months ended March 31, 1999, is $8,167, and accumulated amortization is $29,255 at March 31, 1999.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4 [Unaudited]


[4] Intangible Assets

A breakdown of intangible assets as of March 31, 1999, is as follows:

                                             Accumulated
                                  Cost      Amortization         Net
                                  ----      ------------         ---

Goodwill                      $12,013,571    $  400,451     $11,613,120
Customer List                 $   500,000    $   66,667     $   433,333

The customer list is included in the caption "other assets" on the balance sheet.

Amortization expense for the three months ended March 31, 1999, amounted to $175,169.

[5] Due From Employees

The amounts due from employees of $13,929 at March 31, 1999, consist of loans and advances which are non-interest bearing and have no stated terms of repayment.

[6] Employee Benefit Plan

The Company has adopted a pension plan pursuant to Section 401 [K] of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Employee contributions vest immediately. The Company is not required to make a matching contribution. The Company's contribution to the Plan was 25% of the first $10,000 of employee contributions which amounted to a charge to operations of $13,455 for the three months ended March 31, 1999. The Company's contributions vest in 20% increments annually, beginning with two years of service, until fully vested after six years of service.

[7] Long-Term Debt and Capital Leases

Long-term debt at March 31, 1999, consists of the following:

Revolving line of credit (A)                                         $2,050,000

Revolving line of credit (B)                                            100,000

Note payable - bank, due in monthly installments of $4,167, including interest at the bank's prime rate plus 2%, due March 2001.  The
  note is collateralized by equipment.                                  100,000

Obligations under capital leases, collateralized by equipment originally costing $147,623, payable in monthly installments including
  interest at rates from 12.69% to 24.43%, through 2003.                118,368
                                                                     ----------

  Total                                                               2,368,368
  Less: Current Portion                                               2,244,983
                                                                     ----------

  Total                                                              $  123,385
  -----                                                              ==========

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5 [Unaudited]

[7] Long-Term Debt and Capital Leases [Continued]

The revolving line of credit (A) was due June 1, 1999, and bears interest at the bank's prime rate plus 1.5% payable monthly. The Company may borrow the lesser of 80% of eligible accounts receivable, as defined, or $2,050,000. At March 31, 1999 the Company had no available credit under this line.

The revolving line of credit (B) was due June 1, 1999, and bears interest at the bank's prime rate plus 1.5% payable monthly. At March 31, 1999, the Company had no available credit under this line.

The prime rate at March 31, 1999, was 7.75%. For the three months ended March 31, 1999, the weighted average interest rate on short-term borrowings was 9.25%.

The following schedule shows the future maturities of long-term debt exclusive of capital leases:

   Twelve Months ended
       March 31,
       ---------
         2000                                                        $2,200,000
         2001                                                            50,000
                                                                     ----------
         Total                                                       $2,250,000
         -----                                                       ==========

The following schedule shows the minimum lease payments under capital lease as of March 31, 1998:

   Twelve Months ended
         March 31,
         ---------
          2000                                                       $   58,131
          2001                                                           50,345
          2002                                                           24,623
          2003                                                            7,887
          2004                                                            3,032
                                                                     ----------
         Total                                                          144,018
         Less: Amount Representing Interest                              25,650
                                                                     ----------
         Total                                                          118,368
         Less: Current Portion                                           44,983
                                                                     ----------

         Long-Term Portion                                           $   73,385
         -----------------                                           ==========

[8] Related Party Transactions

The amount due from stockholder of $8,550 is non-interest bearing and has no stated terms of repayment.

The amount due from affiliate of $14,924 is due from an affiliated company controlled by a principal stockholder of the Company. The amount is non-interest bearing and has no stated terms of repayment.

Amounts due to affiliates of $738,646 are working capital loans due to affiliated companies controlled by a principal stockholder of the Company. The loans are non-interest bearing and have no stated terms of repayment.

The advances from stockholders of $2,336,057 are working capital advances which are non-interest bearing and have no stated terms of repayment. Imputed interest expense of $46,151 was recorded at 8% interest for the three months ended March 31, 1999, and was recorded as an increase to capital in excess of par value.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6 [Unaudited]



[8] Related Party Transactions [Continued]

Notes Payable - Stockholders represent amounts due to the former Stockholders of CSI as a result of its acquisition by Patra Capital. Total notes payable as of March 31, 1999, are $5,417,601, with a discounted value of $5,316,712. The payments are due as follows:

              $3,750,000            May 1, 1999
              $1,667,601            August 1, 1999

The May 1, 1999, and August 1, 1999, notes are interest free and have been discounted at 8%. The imputed interest expense for the three months ended March 31, 1999, was $75,666. All notes to stockholders are collateralized by CSI common stock.

[9] Commitments and Contingencies

Leases - The Company leases office space under operating leases, which expire in June of 1999 and March 2003. Rent expense in the amount of $33,517 has been accrued as of March 31, 1999, representing the remainder of lease payments due under a vacated lease through June of 1999. The liability is included in accrued expenses. In November 1997, the Company entered into a commitment to lease office space expiring March 2003. The lease contains an option to renew for a term of five years. In addition to minimum rentals, the Company is liable for additional rentals based on its proportionate share of real estate taxes and operating expenses, as defined.

The Company occupies additional office space, which is leased by a related company, of which one of the stockholders is a stockholder of the Company, under an operating lease which expires in April of 2002. Approximately 62% of the cost of the lease is allocated to the Company.

Minimum annual rentals under the leases are as follows:

       Twelve Months ended
            March 31,
            ---------
               2000                         $  462,754
               2001                            462,754
               2002                            462,754
               2003                            273,917
                                            ----------
               Total                        $1,662,179
               -----                        ==========

Total rent expense was $90,465 for the three months ended March 31, 1999.

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

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7 [Unaudited]


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

[11] Income Tax Benefit

The income tax benefit consists of the following:

Current Taxes:
  Federal                                          $  16,700
  State                                                4,900
                                                   ---------

  Total                                               21,600
                                                   ---------

Deferred Taxes:
  Federal                                           (140,100)
  State                                              (40,700)
                                                   ---------

  Total                                             (180,800)
                                                   ---------

  Income Tax Benefit                               $ 159,200
  ------------------                               =========

The tax effect of significant items comprising the Company's deferred tax liability at March 31, 1999, are as follows:

Deferred Tax Assets:
  Deductibility of Accounts Payable and
   Accrued Expenses                                $  96,500

Deferred Tax Liability:
  Taxable Accounts Receivable                         47,900
                                                   ---------

  Net Deferred Tax Asset                           $  48,600
  ----------------------                           =========

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

Statutory Federal Income Tax Rate                        (34)%
Nondeductible Amortization of Intangibles                 23 %
Other                                                     (5)%
State Income Tax                                          (6)%
                                                        -----

  Income Tax Benefit - Effective Rate                    (22)%
  -----------------------------------                  =====

[12] Common Stock

Pursuant to a reorganization and acquisition of Patra Capital and CSI, effective as of August 1, 1998, the Company issued 12,950,000 additional common shares.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8 [Unaudited]

[13] Stock Options

An incentive stock option plan, which was adopted by the Company, in August of 1998, reserves 1,500,000 shares of the Company's common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations.

The following table summarizes the activity in common shares subject to incentive stock options for the three months ended March 31, 1999:
                                                             Weighted Average
                                            Number of Shares  Exercise Price
                                            ----------------  --------------

July 31, 1998 - Balance                              --          $      --
  Granted                                        90,100          $    5.00
  Exercised                                          --          $      --
  Canceled or Expired                                --          $      --
                                                -------          ---------

  Options Outstanding at March 31, 1999          90,100          $    5.00
  -------------------------------------         =======          =========

No options were exercisable at March 31, 1999.

The following table summarizes information about stock options outstanding at March 31, 1999:

                                                 Options Outstanding
                                                 -------------------
                                               Weighted-Average
                                     Number        Remaining    Weighted-Average
 Exercise Prices                   Outstanding Contractual Life  Exercise Price
 ---------------                   ----------- ----------------  --------------

   $   5.00                           90,100          9.67        $    5.00
                                    ========

There was no compensation cost recognized in income for the three months ended March 31, 1999.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been recorded as follows:

                                                               1 9 9 9
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

                                 Risk-Free                  Expected  Expected
                               Interest Rate Expected Life Volatility Dividends
                               ------------- ------------- ---------- ---------

1998                                4.95%       3 Years     80.26%       N/A

[14] Subsequent Events

On April 15, 1999, the Company issued 63,000 shares of restricted common stock in connection with an agreement to obtain marketing services. The value associated with the issuance of these shares was $378,000.

PART    I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary Financial Information

        The following table contains certain selected financial data of the Company and is qualified by the more detailed financial statements and the notes thereto provided in this report. The financial data for the three months ended March 31, 1999, has been derived from the Company's unaudited financial statements, which statements are included elsewhere in this Report. The pro forma (unaudited) twelve month numbers provide an historic view of our revenue growth.

Statement of Operations Data ($ in thousands)

                         Three Months Twelve Months Twelve Months Twelve Months
                             Ended         Ended        Ended         Ended
                           March 31,   December 31, December 31,  December 31,
                            1 9 9 9       1 9 9 8      1 9 9 7       1 9 9 6
                            -------       -------      -------       -------
                            Actual       Pro Forma    Pro Forma     Pro Forma

Gross revenue             $   5,589     $  22,149   $   13,247    $   9,306

Balance Sheet Data ($ in thousands)

                          As at March 31, 1999
                                 Actual
                                 ------


Current Assets                $     3,939
Total Assets                       16,569
Current Liabilities                13,275
Long-Term Debt                        123
Total Liabilities                  13,398
Shareholders' Equity                3,171

Cash Flow Data ($ in thousands)

                              Three Months Ended  Five Months Ended
                                March 31, 1999    December 31, 1998
                                    Actual             Actual
                                    ------             ------

Gross revenue                     $     230           $   1,406

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

      The purchase price was $12,298,885 consisting of 1,100,000 shares of our common stock (valued at $2,640,000), cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, less amounts due from stockholders acquired in the transaction of $582,399. The net discounted value of the consideration, net of the acquired loan from the stockholders, was $7,561,292. Interest at 8% was paid on the first two installments (November 24th and January 21st ). The final two payments bear no interest. As of March 31, 1999, the remaining payments were due as follows:

                        $3,750,000        May 1, 1999
                        $1,667,601        August 1, 1999

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

      For the three month period ended March 31, 1999, we had revenue of $5.6 million versus $4.5 million in the year earlier period, an increase of 24%, and a net loss $0.5 million.

      The major components of the current quarter loss are as follows:

                                                     $ in thousands
                                                     --------------

Operating Income                                       $        97
                                                       -----------

Depreciation, Amortization and Interest                        399
Income Tax Benefit                                            (159)
Management and Holding Company Expenses                        408
                                                       -----------

Subtotal Acquisition Related and Other Expenses                648
                                                       -----------

      Net Loss                                         $      (551)
                                                       ===========

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

      The financial statements presented herein represent the financial statements of Elligent Consulting Group, Inc. and its wholly owned subsidiary CSI. The CSI acquisition was accounted for as of August 1, 1998, on the purchase method of accounting and therefore the financial statements only reflect CSI's operations since that date. In order to provide investors with appropriate historical data, Management's discussion will include comparative data reflecting the results of operations for CSI during the year preceding its acquisition by us.

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

      For the three months ended March 31, 1999, we had revenues of $5.6 million from our operating subsidiary CSI reflecting a 24% increase from the $4.5 million revenues during the corresponding period in 1998. The cost of revenues was $3.7 million resulting in a gross margin from operations of $1.9 million or 34%.

      The results of operations for CSI for the three months ended March 31, 1999, and 1998, are as follows:


                                                            [In Thousands]
                                                          Three months ended
                                                             December 31,
                                                         1 9 9 9      1 9 9 8
                                                         -------      -------

Revenue                                                $    5,589     $   4,563
Cost of Revenue                                             3,672         3,049
                                                       ----------     ---------
Gross Margin                                                1,917         1,514
Operating Expense [Excluding Depreciation
  and Amortization]                                         1,820         1,445
                                                       ----------     ---------

  Operating Income                                     $       97     $      69
                                                       ==========     =========

      CSI continues to show significant growth in revenues in 1999 versus the comparable period a year ago. Operating expenses for 1999 include additional staffing costs to further develop business practice and channel management capabilities. We expect operating expenses as a percent of revenue to decrease during the remainder of 1999.

Liquidity and Financial Position

      As of March 31, 1999, we had a working capital deficit of $9.3 million. Our working capital deficit reflects (i) $2.2 million due to a bank related to the revolving lines of credit, collateralized by our accounts receivable, and other loans, (ii) accounts payable and accrued expenses of $1.9 million, (iii) notes payable to stockholders of $5.3 million related to the acquisition of CSI, and (iv) amounts due to related parties of $3.1 million, relative to the acquisition of CSI, working capital advances and the funding of costs related to future acquisitions in progress. These latter amounts are principally due to our principal stockholder and entities owned or controlled by him.

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

      Our principal stockholder has committed to providing the funds necessary to cover the remaining note payments due on the purchase of CSI, to the extent that the required funds cannot be obtained from other sources. We are presently engaged in negotiations with respect to additional financing sources. These include (i) negotiating with four financial institutions for a new asset-based line of credit to replace the current revolving lines of credit. This credit line will provide the working capital resources needed for the current operations and the requirements that will exist after the next several planned acquisitions; and (ii) a private placement of our common stock or other equity securities to accredited investors during 1999, that will raise up to $20 million. These funds will be used to provide the acquisition capital necessary to fund the cash portion of the purchase price for the currently planned acquisitions.

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

Quantitative and Qualitative Disclosures about Market Risk Quantitative and Qualitative Disclosures about Market Risk

      The Company is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

PART  II.   OTHER INFORMATION

Item  2.    Changes in Securities and Use of Proceeds

During the three months ended March 31, 1999, the Company issued 250,001 shares of common stock with a value of $1,500,000 to related parties in settlement of the January 21, 1999, installment of notes payable related to the acquisition of CSI. This stock issuance represented payment in full for the $1,500,000 installment. The liquidation of debt resulted in an addition to Common Stock equity of $250, and an increase in Paid in Capital of $1,499,750.

Item  6.    Exhibits and Reports on Form 8-K

            NONE


INDEX TO EXHIBITS

            NONE

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act; the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ELLIGENT CONSULTING GROUP, INC.




Date: May 12, 1999                          By:/s/ Edwin T. Brondo
                                               ---------------------------------
                                                Edwin T. Brondo
                                                Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                           Title(s)

By:   /s/ Edwin T. Brondo                 Chief Financial Officer
      -------------------
      (Edwin T. Brondo)