Form 10QSB
period 1999-06-30
ELLIGENT CONSULTING GROUP INC
filed 1999-08-23
CIK 814741

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d)
                  Of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999   Commission File Number 000-25257

                            ELLIGENT CONSULTING GROUP, INC.
                            -------------------------------
                (Exact name of registrant as specified in its charter)

      Nevada                                             87-0453842
      ------                                             ----------
(State or other jurisdiction of                     (I. R. S. Employer
incorporation or organization)                      Identification No.)

                     152 West 57th Street, 40th Floor
                           New York, N. Y. 10019
                           ---------------------
                 (Address of principal executive offices)

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

The Registrant has only one class of Common Stock outstanding. As of June 30, 1999, there were 14,879,226 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                      ELLIGENT CONSULTING GROUP, INC.

                                FORM 10-QSB

               For the quarterly period ended June 30, 1999



                             TABLE OF CONTENTS




PART  I.    FINANCIAL INFORMATION

Item  1.    Financial Statements

            Consolidated Balance Sheet as of June 30, 1999 (unaudited)

            Consolidated Statement of Operations for the three months and six months ended June 30, 1999 (unaudited)

            Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1999 (unaudited)

            Consolidated Statement of Cash Flows for the six months ended June 30, 1999 (unaudited)

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



ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF JUNE 30,1999 [Unaudited]




Assets
Current assets:
  Cash                                                               $   130,256
  Trade accounts receivable, net of allowance
   for doubtful accounts of $150,260                                   3,733,224
  Deferred taxes receivable                                              151,400
  Other assets                                                            26,094
                                                                     -----------

  Total current assets                                                 4,040,974
                                                                       ---------

Property and equipment, net                                              376,772
                                                                         -------

Goodwill, net                                                         11,465,585
                                                                      ----------

Other Assets:
  Customer list, net                                                     408,333
  Security deposits                                                      117,723
  Due from employees                                                      13,301
  Due from stockholders                                                    8,550
  Due from affiliates                                                    338,957
                                                                     -----------

  Total other assets                                                     886,864
                                                                         -------

  Total assets                                                      $ 16,770,195
                                                                    ============




See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999 [Unaudited]



Liabilities and Stockholders' Equity
Current liabilities:
  Cash overdraft                                                    $   425,678
  Accounts payable                                                    1,555,062
  Accrued expenses and other liabilities                                128,917
  Accrued expenses -- stockholders                                      414,667
   Notes & leases payable - current                                   2,244,984
  Notes payable - stockholders                                        4,642,378
  Taxes payable                                                         107,831
  Advances from stockholders                                          4,794,928
                                                                    -----------

  Total current liabilities                                          14,314,445
                                                                     ----------

Long-term liabilities:
  Notes and leases payable - long-term                                  102,673
                                                                    -----------

Commitment and contingencies                                                 --

Stockholders' equity:
  Common stock--$0.001 par value; 50,000,000 shares authorized
   14,879,226 shares issued                                              14,879
  Capital in excess of par value                                      4,992,444
  Unearned Compensation                                                (283,500)
  Accumulated deficit                                                (2,004,734)
                                                                    ------------

   Subtotal                                                           2,719,089

  Treasury stock - 61,002 shares at cost                               (366,012)
                                                                    ------------

Total stockholders' equity                                            2,353,077
                                                                      ---------

Total liabilities and stockholders' equity                          $16,770,195
                                                                    ===========





See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 [Unaudited]



                                           Three months ended Six months ended
                                              June 39, 1999     June 30, 1999
                                               [Unaudited]       [Unaudited]
                                               -----------       -----------
Income:
  Revenue                                     $  6,245,577       $11,835,024
  Cost of services                               4,124,051         7,796,902
                                              ------------       -----------

   Gross profit                                  2,121,526         4,038,122
                                              ------------       -----------

Costs and expenses:
  General and administrative                     2,416,042         4,643,129
  Depreciation                                      54,964            95,222
  Amortization                                     172,535           347,704
                                              ------------       -----------

   Total Costs and Expenses                      2,643,541         5,086,055
                                              ------------       -----------

   Operating loss                                 (522,015)       (1,047,933)
                                              -------------      ------------

Other expense:
  Interest - other                                 (73,786)         (136,014)
  Interest - stockholders                         (150,677)         (272,494)
                                              -------------      ------------

  Total Other Expense                             (224,463)         (408,508)
                                              -------------      ------------

Loss before income taxes                          (746,478)       (1,456,441)
Income tax benefit                                (124,400)         (283,600)
                                              -------------      ------------

  Net loss                                    $   (622,078)      $(1,172,840)
                                              ============       ===========


Basic and Diluted Loss Per Share              $      (0.04)      $     (0.08)
                                              ============       ===========

Weighted Average Number of
  Shares Outstanding                            14,858,930        14,765,162
                                              ============        ==========

As more fully described in the Company's December 31, 1998, report on Form 10-KSB, 1998 operations are not meaningful.

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 [Unaudited]




                                               Capital in                                        Total
                            Common Stock       Excess of    Unearned  Treasury   Accumulated Stockholders'
                          Shares    Amount     Par Value  Compensation  Stock      Deficit      Equity
                          ------    ------     ---------  ------------  -----      -------      ------

Balance - December 31,
  1998                  14,544,225  $ 14,544  $2,992,518  $       --  $      --  $  (831,894)  $2,175,168

Common Stock Issued
  on January 21, 1999      250,001       250   1,499,750          --         --           --    1,500,000

Common Stock Issued
  On April 15, 1999 in
  payment for services      63,000        63     377,937    (378,000)        --           --           --

Treasury Stock Purchased
  61,002 shares on
  June 30, 1999                 --        --          --          --   (366,012)          --     (366,012)

Stock Options Exercised
  on June 30, 1999          22,000        22       1,078          --         --           --        1,100

Imputed Interest [8]            --        --     121,162          --         --           --      121,162

Amortization of Unearned
  Compensation                  --        --          --      94,500         --           --       94,500

Net Loss for the six
  Months Ended
  June 30, 1999                 --        --          --          --         --   (1,172,840)  (1,172,840)
                         ---------  --------  ----------   ---------  ---------  -----------   -----------

  Balance - June 30,
   1999                 14,879,226 $  14,879  $4,992,444  $(283,500)  $(366,012) $(2,004,734) $2,353,077
                        ========== =========  ==========  =========   =========  ===========  ==========






See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 1999 [Unaudited]

Cash Flows From Operating Activities
  Net loss                                                      $(1,172,840)
                                                                -----------
  Adjustments to reconcile net income
   to cash provided by operating activities:
     Depreciation                                                    95,222
   Amortization                                                     347,704
   Imputed interest                                                 272,493
   Deferred income tax benefit                                     (283,600)
   Increase in allowance for doubtful allowances                     50,000
   Non-cash consideration for marketing services                    378,000
  Change in Assets and Liabilities:
  [Increase] decrease in:
   Accounts receivable                                              128,565
   Other current assets                                            (291,721)
   Due from employees                                                (6,054)
   Due from affiliates                                             (316,478)
  Increase [decrease] in:
   Accounts payable                                                (165,991)
   Accrued expenses                                                 (60,942)
   Accrued expenses-stockholders                                    183,116
   Income taxes payable                                             (81,669)
                                                                -----------
  Total adjustments                                                 248,645
                                                                    -------
  Net cash - operating activities                                  (924,195)
                                                                   --------

Investing Activities
  Payments for Property and Equipment                               (67,090)
                                                                    -------

Financing Activities
  Increase in cash overdraft                                         28,550
  Due to affiliates                                                (497,068)
  Advances from stockholders                                      2,548,871
  Proceeds from Notes Payable                                       200,000
  Payments on notes and leases payable                              (44,501)
  Payment on notes payable - stockholders                          (750,000)
  Acquisition of Treasury Stock                                    (366,012)
  Proceeds from Issuance of common stock                              1,100
                                                                -----------
Net cash - financing activities                                   1,120,940
                                                                -----------
Net Increase in Cash                                                129,656
Cash at Beginning of Period                                             600
                                                                -----------
Cash at End of Period                                           $   130,256
                                                                ===========

As more fully described in the Company's December 31, 1998, report on Form 10-KSB, 1998 operations are not meaningful.

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  During the six months ended June 30, 1999, the Company issued 250,001 shares of common stock valued at $1,500,000 to related parties in settlement of the January 21, 1999, installment of notes payable related to the acquisition of CSI.

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

CSI is in the business of providing information technology consulting services. CSI provides high-end project management, applications implementation, data warehousing, consulting, Internet and information technology ["IT"] staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 180 employees and consultants, and expects that number to increase as its business grows. Operations for the six months ended June 30, 1999, are primarily those of CSI.

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

[F] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had $153,309 as of June 30, 1999, with financial institutions subject to credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

Customers accounting for 10% or more of revenue for the six months ended June 30, 1999, are as follows:
                                                 1 9 9 9
      Customer A                              $4,463,493

The above customer comprised 28% of accounts receivable at June 30, 1999.

Any decision by this major customer to cease or reduce their use of the Company's services may have an adverse effect on the Company's operations. Further, any delay in payment or non-payment of fees owed by the Company's large clients will have an adverse effect on the Company's results of operations.

[G] Advertising - The Company expenses advertising costs as incurred. There was $20,747 in advertising cost during the six months ended June 30, 1999.

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

[I] Cash and Cash Equivalents - The Company considers certain highly liquid investments with a maturity of six months or less when purchased to be cash equivalents. The Company has no cash equivalents at June 30, 1999.

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

[K] Impairment - Certain long-term assets of the Company are reviewed periodically as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 1999, management expects these remaining assets to be fully recoverable.

[L] Stock Options and Similar Equity Instruments - On August 1, 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4 [Unaudited]


[3] Property and Equipment and Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of June 30, 1999, are as follows:

Computers and Equipment                                    $  343,949
Furniture and Fixtures                                        142,015
Leasehold Improvements                                         60,352
Property Held Under Capital Lease                             147,623
                                                           ----------

Total - At Cost                                               546,316
Less: Accumulated Depreciation and Amortization               169,545

  Property and Equipment - Net                             $  376,772
  ----------------------------                             ==========

Depreciation expense for the six months ended June 30, 1999, was $95,222.

For property held under capital leases, amortization expense, which is included in depreciation expense, for the six months ended June 30, 1999, is $16,378, and accumulated amortization is $37,378 at June 30, 1999.

[4] Intangible Assets

A breakdown of intangible assets as of June 30, 1999, is as follows:

                                   Accumulated
                                      Cost      Amortization       Net

Goodwill                            $12,013,571 $   547,986 $11,465,585
Customer List                       $   500,000 $    91,667 $   408,333

The customer list is included in the caption "other assets" on the balance sheet.

Amortization expense for the six months ended June 30, 1999, amounted to $347,704.

[5] Due From Employees

The amounts due from employees of $13,301 at June 30, 1999, consist of loans and advances which are non-interest bearing and have no stated terms of repayment.

[6] Employee Benefit Plan

The Company has adopted a pension plan pursuant to Section 401 [K] of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Employee contributions vest immediately. The Company is not required to make a matching contribution. The Company's contribution to the Plan was 25% of the first $10,000 of employee contributions which amounted to a charge to operations of $23,010 for the six months ended June 30, 1999. The Company's contributions vest in 20% increments annually, beginning with two years of service, until fully vested after six years of service.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5 [Unaudited]


[7] Long-Term Debt and Capital Leases

Long-term debt at June 30, 1999, consists of the following:

Revolving line of credit (A)                                         $ 2,050,000

Revolving line of credit (B)                                             100,000

Note payable - bank, due in monthly installments of $4,167, including interest at the bank's prime rate plus 2%, due March 2001.  The
  note is collateralized by equipment.                                    87,500

Obligations under capital leases, collateralized by equipment originally costing $147,623, payable in monthly installments including
  interest at rates from 12.69% to 24.43%, through 2004.                 110,157
                                                                         -------

  Total                                                                2,347,657
  Less: Current Portion                                                2,244,984
                                                                       ---------

  Total                                                              $   102,673
  -----                                                              ===========

The revolving line of credit (A) was due August 1, 1999, and bears interest at the bank's prime rate plus 1.5% payable monthly. The Company may borrow the lesser of 80% of eligible accounts receivable, as defined, or $2,050,000. At June 30, 1999, the Company had no available credit under this line.

The revolving line of credit (B) was due August 1, 1999, and bears interest at the bank's prime rate plus 1.5% payable monthly. At June 30, 1999, the Company had no available credit under this line.

The prime rate at June 30, 1999, was 7.75%. For the six months ended June 30, 1999, the weighted average interest rate on short-term borrowings was 9.25%.

The following schedule shows the future maturities of long-term debt exclusive of capital leases:

         Twelve Months ended
              June 30,
               2000                               $2,200,000
               2001                                   37,500
                                                  ----------
               Total                              $2,237,500
               -----                              ==========

The following schedule shows the minimum lease payments under capital lease as of June 30, 1998:
         Twelve Months ended
              June 30,
               2000                               $   58,131
               2001                                   50,345
               2002                                   24,623
               2003                                    7,887
               2004                                    3,032
                                                  ----------
               Total                                 144,018
               Less: Amount Representing Interest     33,861
                                                  ----------
               Total                                 110,157
               Less: Current Portion                  44,984
                                                  ----------

               Long-Term Portion                  $   65,173
               -----------------                  ==========

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6 [Unaudited]

[8] Related Party Transactions

The amount due from stockholder of $8,550 is non-interest bearing and has no stated terms of repayment.

Amounts due from affiliates of $338,957 are working capital loans due from affiliated companies controlled by a principal stockholder of the Company. The loans are non-interest bearing and have no stated terms of repayment.

The advances from stockholders of $4,794,928 are working capital advances which are non-interest bearing and have no stated terms of repayment. Imputed interest expense of $121,162 was recorded at 8% interest for the six months ended June 30, 1999, and was recorded as an increase to capital in excess of par value.

Notes Payable - Stockholders represent amounts due to the former Stockholders of CSI as a result of its acquisition by Patra Capital. Total notes payable as of June 30, 1999, are $4,667,601, with a discounted value of $4,642,378. The remaining payments which have not been paid to date were due as follows:

                   $3,000,000       May 1, 1999
                   $1,667,601       August 1, 1999

The original principal value of the May 1, 1999, installment was $3,750,000. The Company paid $750,000 related to the installment and has deferred the remaining $3,000,000 balance.

The May 1, 1999, and August 1, 1999, notes are interest free and have been discounted at 8%. The imputed interest expense for the six months ended June 30, 1999, was $151,332. All notes to stockholders are collateralized by CSI common stock.

[9] Commitments and Contingencies

Leases - The Company leases office space under an operating lease, which expires March 2003. The lease contains an option to renew for a term of five years. In addition to minimum rentals, the Company is liable for additional rentals based on its proportionate share of real estate taxes and operating expenses, as defined.

The Company occupies additional office space, which is leased by a related company, of which one of the stockholders is a stockholder of the Company, under an operating lease which expires in April of 2002. Approximately 62% of the cost of the lease is allocated to the Company.

Minimum annual rentals under the leases are as follows:

         Twelve Months ended
              June 30,
               2000                    $  462,754
               2001                       462,754
               2002                       462,754
               2003                        90,465
                                       ----------
               Total                   $1,478,727
               -----                   ==========

Total rent expense was $180,930 for the six months ended June 30, 1999.

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

[9] Commitments and Contingencies [Continued]

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

[11] Income Tax Benefit

The income tax benefit consists of the following:

Current Taxes:
  Federal                                                $      --
  State                                                         --
                                                         ---------

  Total                                                         --

Deferred Taxes:
  Federal                                                  219,800
  State                                                     63,810
                                                            ------

  Total                                                    283,600

  Income Tax Benefit                                     $ 283,600
  ------------------                                     =========

The tax effect of significant items comprising the Company's deferred tax liability at June 30, 1999, are as follows:

Deferred Tax Assets:
Deductibility of  Accrued Expenses                       $  80,900
Net Operating Loss Carry Forwards                           70,500
                                                         ---------

  Deferred Tax Asset                                     $ 151,400
  ------------------                                     =========

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

Statutory Federal Income Tax Rate                                (34)%
Nondeductible Amortization of Intangibles                         25%
Other                                                             (3)%
State Income Tax                                                  (6)%
                                                              ------

  Income Tax Benefit - Effective Rate                            (21)%
  -----------------------------------                         ======

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

The following table summarizes the activity in common shares subject to incentive stock options for the six months ended June 30, 1999:
                                                                Weighted Average
                                                  Number of SharesExercise Price

December 31, 1998 - Balance                               90,100   $    5.00

  Granted                                                173,400   $    1.60
  Exercised                                               22,000   $    0.05
  Canceled or Expired                                     12,350   $    5.00
                                                   -------------   ---------

  Options Outstanding at June 30, 1999                   229,150   $    2.90
  ------------------------------------             =============   =========

There were 100,000 options exercisable at June 30, 1999.

The following table summarizes information about stock options outstanding at June 30, 1999:

                                             Options Outstanding
                                Weighted-Average
                                 Number           Remaining     Weighted-Average
        Exercise Prices        Outstanding    Contractual Life    Exercise Price
        ---------------        -----------    ----------------    --------------

          $0.05 -8.00                229,150        9.72             $    2.90
                                ============

There was no compensation cost recognized in income for the six months ended June 30, 1999.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been recorded as follows:

                                                           1 9 9 9
Net Loss:
  As Reported                                          $ (1,172,840)
  Pro Forma                                            $ (1,188,646)
Loss Per Share:
  As Reported                                          $       (.08)
  Pro Forma                                            $       (.08)

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

                            Risk-Free                    Expected      Expected
                          Interest Rate  Expected Life  Volatility     Dividends
                          -------------  ------------- -----------     ---------

1999                         4.70%         3 Years         51.97%        N/A

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9 [Unaudited]


[14] Subsequent Events

[A] Acquisition or Disposition of Assets - On July 27, 1999, Elligent Consulting Group, Inc. [Elligent], Elligent Consulting Services, Inc. ["ECS"], a Delaware corporation and Andreas Typaldos ["Typaldos"] signed a Stock Purchase Agreement providing for the acquisition of all of the issued and outstanding common stock of ECS in accordance with the Delaware General Corporation Law ["The Delaware Act"]. The Stock Purchase Agreement provides that Typaldos will receive $1.00. Mr. Typaldos is also the President and Chief Executive Officer of Elligent. Due to common ownership, the acquisition will be accounting for at book value in a manner similar to a pooling of interests. In anticipation of the acquisition, options to acquire common stock in ECS previously granted to ECS employees were converted to options to acquire common stock in Elligent at a price of $0.05 per common stock.

[B] Litigation with CSI - During July 1999, a dispute arose between the former owners of CSI and Elligent regarding the future management of the Company. Resulting from that dispute, a temporary restraining order (TRO) was issued by the United States District Court for the District of New Jersey. Pursuant to the TRO, the former owners of CSI are now running that company on behalf of Elligent. We expect to move the dispute to arbitration pursuant to the terms of the original merger agreement dated August 1, 1998. As a result of arbitration we anticipate that Elligent will sell CSI back to its original owners.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During July 1999, a dispute arose between the former owners of CSI and Elligent regarding the future management of the Company. Resulting from that dispute, a temporary restraining order (TRO) was issued by the United States District Court for the District of New Jersey. Pursuant to the TRO, the former owners of CSI are now running that company on behalf of Elligent. We expect to move the dispute to arbitration pursuant to the terms of the original merger agreement dated August 1, 1998. As a result of arbitration we anticipate that Elligent will sell CSI back to its original owners.

The remainder of management's discussion and analysis of financial condition and results of operations should be read in light of the preceding disclosure.

Summary Financial Information

      The following table contains certain selected financial data of the Company and is qualified by the more detailed financial statements and the notes thereto provided in this report. The financial data for the six months ended June 30, 1999, has been derived from the Company's unaudited financial statements, which statements are included elsewhere in this Report. The pro forma (unaudited) twelve month numbers provide an historic view of our revenue growth.

Statement of Operations Data
                                         ($ in thousands)
                        Six months Twelve Months   Twelve Months Twelve Months
                           Ended      Ended           Ended         Ended
                         June 30,  December 31,    December 31,  December 31,
                          1 9 9 9    1 9 9 8         1 9 9 7       1 9 9 6
                          -------    -------         -------       -------
                          Actual    Pro Forma       Pro Forma     Pro Forma

Gross revenue           $ 11,835     $ 22,149      $  13,247      $ 9,306

Balance Sheet Data

                          As at
                        June 30, 1999
                          Actual
                      [in Thousands]

Current Assets           $  4,324
Total Assets               17,054
Current Liabilities        14,314
Long-Term Debt                103
Total Liabilities          14,417
Shareholders' Equity        2,637

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

      The purchase price was $12,298,885 consisting of 1,100,000 shares of our common stock (valued at $2,640,000), cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, less amounts due from stockholders acquired in the transaction of $582,399. The net discounted value of the consideration, net of the acquired loan from the stockholders, was $7,561,292. Interest at 8% was paid on the first two installments (November 24th and January 21st ). The final two payments bear no interest. As of June 30, 1999, the remaining payments which have not been paid to date were due as follows:

      $3,000,000         May 1, 1999
      $1,667,601         August 1, 1999

      The original principle value of the May 1, 1999, installment was $3,750,000. The Company paid $750,000 related to the installment and has deferred the remaining $3,000,000 balance.

      The May 1, 1999, and August 1, 1999, notes are interest free and have been discounted at 8%. The imputed interest expense for the six months ended June 30, 1999, was $151,332. All notes to stockholders are collateralized by CSI common stock.

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

      For the six-month period ended June 30, 1999, we had revenue of $11.8 million versus $9.9 million in the year earlier period, an increase of 20%, and a net loss $1.1 million.

      The major components of the six-month loss are as follows:

                                                           $ in thousands

Operating Income                                              $   136
                                                              -------

Depreciation, Amortization and Interest                           851
Income Tax Benefit                                               (284)
Management and Holding Company Expenses                           742
                                                              -------

Subtotal Acquisition Related and Other Expenses                 1,309
                                                              -------

Net Loss                                                    $  (1,173)
                                                            =========

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

      CSI has been in the business of providing information technology consulting services for approximately nine years. CSI provides high-end project management, applications implementation, data warehousing, consulting, internet and information technology ("IT") staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 180 employees and consultants, and expects that number to increase as its business grows. CSI's revenues for 1998 increased by 70% over 1997, and the current annual revenue run rate is $24 million.

      For the six months ended June 30, 1999, we had revenues of $11.8 million from our operating subsidiary CSI reflecting a 20% increase from the $9.9 million revenues during the corresponding period in 1998. The cost of revenues was $7.8 million resulting in a gross margin from operations of $4.0 million or 34%.

      The results of operations for CSI for the six months ended June 30, 1999, and 1998, are as follows:

                                                     [In Thousands]
                                                    Six months ended
                                                        June 30,
                                                   1 9 9 9     1 9 9 8
                                                   -------     -------

Revenue                                            $ 11,835     $  9,860
Cost of Revenue                                       7,797        6,312
                                                   --------     --------
Gross Margin                                          4,038        3,548
Operating Expense [Excluding Depreciation and
  Amortization]                                       3,902        3,344
                                                   --------     --------

  Operating Income                                 $    136     $    204
                                                   ========     ========

      CSI continues to show significant growth in revenues in 1999 versus the comparable period a year ago. Operating expenses for 1999 include additional staffing costs to further develop business practice and channel management capabilities. We expect operating expenses as a percent of revenue to decrease during the remainder of 1999.

Liquidity and Financial Position

      As of June 30, 1999, we had a working capital deficit of $10 million. Our working capital deficit reflects (i) $2.6 million due to a bank related to the revolving lines of credit, collateralized by our accounts receivable, and other loans, (ii) accounts payable and accrued expenses of $2.1 million, (iii) notes payable to stockholders of $4.6 million related to the acquisition of CSI, and
(iv) amounts due to related parties of $4.8 million, relative to the acquisition of CSI, working capital advances and the funding of costs related to future acquisitions in progress. These latter amounts are principally due to our principal stockholder and entities owned or controlled by him.

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

During the six months ended June 30, 1999, the Company issued 250,001 shares of common stock with a value of $1,500,000 to related parties in settlement of the January 21, 1999, installment of notes payable related to the acquisition of CSI. This stock issuance represented payment in full for the $1,500,000 installment. The liquidation of debt resulted in an addition to Common Stock of $250, and an increase in Paid in Capital of $1,499,750.

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


                                             ELLIGENT CONSULTING GROUP, INC.




Date: August 23, 1999                        By: /s/ Edwin T. Brondo
---------------------                        -----------------------
                                                Edwin T. Brondo
                                                Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                           Title(s)

By:  /s/ Edwin T. Brondo                        Chief Financial Officer
---  -------------------                        -----------------------
        (Edwin T. Brondo)