Form 10QSB
period 1999-09-30
ELLIGENT CONSULTING GROUP INC
filed 1999-11-15
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999           Commission File Number 000-25257

                        ELLIGENT CONSULTING GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                        87-0453842
-------------------------------                        ----------
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                         Identification No.)

                        152 WEST 57TH STREET, 40TH FLOOR
                              NEW YORK, N. Y. 10019
                        --------------------------------
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

         [Item - 1]   Yes [X]    No [ ]        [Item - 2]   Yes [X]   No [ ]

Indicate the number of shares outstanding of each class of the Registrant's Common Stock.

The Registrant has only one class of Common Stock outstanding. As of September 30, 1999, there were 14,879,226 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         ELLIGENT CONSULTING GROUP, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item     1.       Financial Statements

                  Consolidated Balance Sheet as of September 30, 1999 (unaudited)

                  Consolidated Statement of Operations for the three months and nine months ended September 30, 1999 (unaudited)

                  Consolidated Statement of Stockholders' Equity for the nine months ended
                  September 30, 1999 (unaudited)

                  Consolidated Statement of Cash Flows for the nine months ended September
                  30, 1999 (unaudited)

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

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30,1999 [UNAUDITED]

ASSETS
CURRENT ASSETS:
   Cash                                            $     7,746
   Trade accounts receivable, net of allowance
     for doubtful accounts of $150,260               3,964,105
   Deferred taxes receivable                           702,328
   Other assets                                         16,427
                                                   -----------

   TOTAL CURRENT ASSETS                              4,690,606
                                                   -----------

PROPERTY AND EQUIPMENT, NET                            375,931
                                                   -----------

GOODWILL, NET                                       11,312,781
                                                   -----------

OTHER ASSETS:
   Customer list, net                                  383,333
   Security deposits                                   117,723
   Due from employees                                   29,726
   Due from stockholders                                 8,550
   Due from affiliates                                  40,000
                                                   -----------

   Total other assets                                  579,332
                                                   -----------

TOTAL ASSETS                                       $16,958,650
                                                   ===========

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999 [UNAUDITED]

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Cash overdraft                                                $    443,827
   Accounts payable                                                 1,893,247
   Accrued expenses and other liabilities                             126,618
   Accrued expenses--stockholders                                     845,400
   Notes & leases payable--current                                  2,280,034
   Notes payable--stockholders                                      7,167,602
   Taxes payable                                                      107,831
   Advances from stockholders                                       2,750,158
                                                                 ------------

   TOTAL CURRENT LIABILITIES                                       15,614,717
                                                                 ------------

LONG-TERM LIABILITIES:
   Notes and leases payable--long-term                                 89,740
                                                                 ------------
   TOTAL LONG-TERM LIABILITIES                                         89,740
                                                                 ------------

COMMITMENT AND CONTINGENCIES                                               --
                                                                 ------------

STOCKHOLDERS' EQUITY:
   Common stock--$0.001 par value; 50,000,000 shares authorized
       14,879,226 shares issued                                        14,879
   Capital in excess of par value                                   5,024,071
   Unearned compensation                                             (189,000)
   Accumulated deficit                                             (3,229,745)
                                                                 ------------

         Subtotal                                                   1,620,205
                                                                 ------------

   Treasury stock--61,002 shares at cost                             (366,012)
                                                                 ------------

   TOTAL STOCKHOLDERS' EQUITY                                       1,254,193
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 16,958,650
                                                                 ============

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1999             SEPTEMBER 30, 1999
                                                             [UNAUDITED]                    [UNAUDITED]

INCOME:
   Revenue                                             $         6,475,640        $            19,504,040
   Cost of services                                              4,553,536                     13,318,987
                                                       -------------------          ---------------------

   Gross profit                                                  1,922,104                      6,185,053
                                                       -------------------          ---------------------

COSTS AND EXPENSES:
   General and administrative                                    2,470,135                      7,610,699
   Depreciation                                                     50,346                        145,568
   Amortization                                                    177,804                        525,508
                                                       -------------------          ---------------------

   Total Costs and Expenses                                      2,698,285                      8,281,775
                                                       -------------------          ---------------------

Operating loss                                                    (776,181)                    (2,096,722)
                                                       --------------------         ----------------------

Other expense:
   Interest--other                                                (118,675)                      (327,228)
   Interest--stockholders                                         (202,249)                      (470,359)
                                                       --------------------         ----------------------

   Total Other Expense                                            (320,924)                      (797,587)
                                                       --------------------         ----------------------

Loss before income taxes                                        (1,097,105)                    (2,894,309)
Income tax benefit                                                (279,395)                      (699,300)
                                                       --------------------         ----------------------

NET LOSS                                               $          (817,710)         $          (2,195,009)
                                                       ====================         ======================

BASIC AND DILUTED LOSS PER SHARE                       $             (0.05)         $               (0.15)
                                                       ====================         ======================

WEIGHTED AVERAGE NUMBER OF
         SHARES OUTSTANDING                                     14,879,226                     14,806,019
                                                       ====================         ======================

As more fully described in the Company's December 31, 1998, report on Form 10-KSB, 1998 operations are not meaningful.

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 [UNAUDITED]

                               COMMON STOCK          CAPITAL IN                                                         TOTAL
                           ---------------------      EXCESS OF      UNEARNED       TREASURY      ACCUMULATED       STOCKHOLDERS'
                           SHARES         AMOUNT      PAR VALUE    COMPENSATION       STOCK         DEFICIT           EQUITY
                           ------         ------     ----------    ------------     ---------     -----------       -------------
BALANCE - DECEMBER 31,
 1998                    14,544,225       $14,544     $2,992,518     $       --    $        --    $  (831,894)      $2,175,168

Equity of merged entity [1]      --            --          1,000             --             --       (202,842)        (201,842)

Common Stock Issued
  on January 21, 1999       250,001           250      1,499,750             --             --             --        1,500,000

Common Stock Issued
  on April 15, 1999 in
  payment for services       63,000            63        377,937       (378,000)            --             --               --

Treasury Stock Purchased
  61,002 shares on
  June 30, 1999                  --            --             --             --       (366,012)            --         (366,012)

Stock Options Exercised
  on June 30, 1999           22,000            22          1,078             --             --             --            1,100

Imputed Interest [8]             --            --        151,788             --             --             --          151,788

Amortization of Unearned
  Compensation                   --            --             --        189,000             --             --          189,000

Net Loss for the Nine
  Months Ended
  September 30, 1999             --            --             --             --             --     (2,195,009)      (2,195,009)
                          ---------       -------     ----------        -------       --------     ----------      -----------

  BALANCE - SEPTEMBER 30,
  1999                   14,879,226       $14,879     $5,024,071    $  (189,000)    %(366,012)    $(3,229,745)     $ 1,254,193
                         ==========       =======     ==========     ===========    ==========    ===========      ===========

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 [UNAUDITED]

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                              $(2,195,009)
     Adjustments to reconcile net income
       to cash used by operating activities:
         Depreciation                                          145,568
         Amortization                                          525,508
         Imputed interest                                      328,343
         Deferred income tax benefit                          (699,300)
         Increase in allowance for doubtful allowances          50,000
         Non-cash consideration for marketing services         189,000
     Change in Assets and Liabilities:
     [Increase] decrease in:
         Accounts receivable                                    11,482
         Other current assets                                    1,446
         Due from employees                                    (14,923)
         Due from affiliates                                   (25,076)
     Increase [decrease] in:
         Accounts payable                                        5,094
         Accrued expenses                                      (62,769)
         Accrued expenses-stockholders                         481,849
         Income taxes payable                                 (117,669)
                                                           -----------
     Total adjustments                                       1,096,747
                                                           -----------
     NET CASH - OPERATING ACTIVITIES                        (1,376,456)
                                                           ===========

INVESTING ACTIVITIES
     Payments for Property and Equipment                      (116,595)
                                                           -----------

FINANCING ACTIVITIES
     Increase in cash overdraft                                 25,166
     Due to affiliates                                        (343,941)
     Advances from stockholders                              2,755,970
     Proceeds from Notes Payable                               200,000
     Payments on notes and leases payable                      (22,386)
     Payment on notes payable - stockholders                  (750,000)
     Acquisition of Treasury Stock                            (366,012)
     Issuance of common stock                                    1,100
                                                           -----------
NET CASH - FINANCING ACTIVITIES                              1,499,897
                                                           -----------
NET INCREASE IN CASH                                             6,846
CASH AT BEGINNING OF PERIOD                                        900
                                                           -----------
CASH AT END OF PERIOD                                      $     7,746
                                                           ===========

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 [UNAUDITED]

As more fully described in the Company's December 31, 1998, report on Form 10-KSB, 1998 operations are not meaningful.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During March and April 1999, the Company issued 250,001 shares of common stock valued at $1,500,000 to related parties in settlement of the January 21, 1999, installment of notes payable related to the acquisition of CSI.

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

On July 23, 1998, the Registrant, through its wholly owned subsidiary Patra Acquisition, Inc., a Delaware corporation ["Patra Acquisition"], entered into a Non-Binding Letter of Intent [the "Letter of Intent"] with Patra Capital Ltd., a Delaware corporation ["Patra Capital"]. The Letter of Intent provided for the execution of a definitive merger agreement [the "Merger Agreement"]. Pursuant to the Merger Agreement, Patra Capital merged with Patra Acquisition, and Patra Capital, the surviving corporation of the merger, became a wholly owned subsidiary of the Registrant [the "Reorganization"]. As part of the Reorganization, the Registrant changed its name to Elligent Consulting Group, Inc. and Patra Capital changed its name to Conversion Services International, Inc. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, the Registrant issued 12,950,000 shares of its restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became the management of the Company. The merger was accounted for as a Recapitalization of the Company with Patra as the acquiror [See Note 12].

On September 21, 1998, effective August 1, 1998, for accounting purposes, the Company through its wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. ["CSI"] and Doorways, Inc. ["Doorways"]. Doorways is a wholly-owned subsidiary of CSI. The operations of CSI and Doorways are included in the Company's results of operations commencing on August 1, 1998. The purchase price was $12,298,885 consisting of 1,100,000 shares of the Company's common stock [valued at $2,640,000], cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, less amounts due from stockholders acquired in the

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2 [UNAUDITED]

[1] ORGANIZATION AND BUSINESS [CONTINUED]

transaction of $582,399. The net discounted value of the consideration, net of the acquired loan from the stockholders, was $7,561,292.

CSI is in the business of providing information technology consulting services. CSI provides high-end project management, applications implementation, data warehousing, consulting, Internet and information technology ["IT"] staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 150 employees and consultants.

On July 27, 1999, Elligent Consulting Group, Inc. [Elligent], Elligent Consulting Services, Inc. ["ECS"], a Delaware corporation and Andreas Typaldos ["Typaldos"] signed a Stock Purchase Agreement providing for the acquisition of all of the issued and outstanding common stock of ECS in accordance with the Delaware General Corporation Law ["The Delaware Act"]. The Stock Purchase Agreement provides that Typaldos will receive $1.00. Mr. Typaldos is also the President and Chief Executive Officer of Elligent. Due to common ownership, the acquisition was accounted for at book value in a manner similar to a pooling of interests. In anticipation of the acquisition, options to acquire common stock in ECS previously granted to ECS employees were converted to options to acquire common stock in Elligent at a price of $0.05 per share of common stock.

ECS is in the business of providing information technology consulting services directed mainly towards internet, network and e-business related applications. ECS currently has 30 employees and consultants.

In prior years, the Company was considered a development stage company and the operations were not meaningful.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A] PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Conversion Services International, Inc. ["CSI"], Doorways, Inc. and Elligent Consulting Services, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3 [UNAUDITED]

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[C] PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization and include equipment held under capital lease agreements. Depreciation and amortization, which includes amortization of leased equipment, are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives range from three to five years. When the assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

[F] CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had $108,000 as of September 30, 1999, with financial institutions subject to credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

Customers accounting for 10% or more of revenue for the nine months ended September 30, 1999, are as follows:

                                                                     1999
                                                                     ----
         Customer A                                                $6,831,000

The above customer comprised 32% of accounts receivable at September 30, 1999.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4 [UNAUDITED]

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[F] CONCENTRATIONS OF CREDIT RISK -[CONTINUED]
Any decision by this major customer to cease or reduce its use of the Company's services may have an adverse effect on the Company's operations. Further, any delay in payment or non-payment of fees owed by the Company's large clients will have an adverse effect on the Company's results of operations.

[G] ADVERTISING - The Company expenses advertising costs as incurred. There was $27,400 in advertising cost during the nine months ended September 30, 1999.

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

[I] CASH AND CASH EQUIVALENTS - The Company considers certain highly liquid investments with a maturity of nine months or less when purchased to be cash equivalents. The Company has no cash equivalents at September 30, 1999.

[J] BASIC AND DILUTED LOSS PER COMMON SHARE - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share." Under "SFAS 128," loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. In the Company's present position, diluted loss per share is the same as basic loss per share. Securities that could potentially dilute EPS in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options [See Notes 8 and 13].

[K] IMPAIRMENT - Certain long-term assets of the Company are reviewed periodically as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 1999, management expects these remaining assets to be fully recoverable.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5 [UNAUDITED]

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[L] STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS - On August 1, 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[3] PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of September 30, 1999, are as follows:

Computers and Equipment                                     $322,681
Furniture and Fixtures                                        33,300
Leasehold Improvements                                        60,352

Property Held Under Capital Lease                            179,489
                                                            --------
Total - At Cost                                              595,822
Less: Accumulated Depreciation and Amortization              219,891
                                                            --------

   PROPERTY AND EQUIPMENT - NET                             $375,931
   ----------------------------                             ========

Depreciation expense for the nine months ended September 30, 1999, was $145,568.

For property held under capital leases, amortization expense, which is included in depreciation expense, for the nine months ended September 30, 1999, is $31,610, and accumulated amortization is $64,399 at September 30, 1999.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6 [UNAUDITED]

[4] INTANGIBLE ASSETS

A breakdown of intangible assets as of September 30, 1999, is as follows:

                                                 ACCUMULATED
                                   COST         AMORTIZATION            NET
                                   ----         ------------            ---
Goodwill                     $     12,013,571  $       700,790  $    11,312,781
Customer List                $        500,000  $       116,667  $       383,333

The customer list is included in the caption "other assets" on the balance sheet.

Amortization expense for the nine months ended September 30, 1999, amounted to $525,508.

[5] DUE FROM EMPLOYEES

The amounts due from employees of $29,726 at September 30, 1999, consist of loans and advances which are non-interest bearing and have no stated terms of repayment.

[6] EMPLOYEE BENEFIT PLAN

The Company has adopted a pension plan pursuant to Section 401 [K] of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Employee contributions vest immediately. The Company is not required to make a matching contribution. The Company's contribution to the Plan was 25% of the first $10,000 of employee contributions which amounted to a charge to operations of $33,941 for the nine months ended September 30, 1999. The Company's contributions vest in 20% increments annually, beginning with two years of service, until fully vested after six years of service.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7 [UNAUDITED]

[7] LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt at September 30, 1999, consists of the following:

Revolving line of credit (A)                                                   $  2,050,000

Revolving line of credit (B)                                                        100,000

Note payable - bank, due in monthly installments of $4,167, including interest at the bank's prime rate plus 2%, due March 2001.  The
   note is collateralized by equipment.                                              75,000

Obligations under capital leases, collateralized by equipment originally costing $147,623, payable in monthly installments including
   interest at rates from 12.69% to 24.43%, through 2004.                           144,774
                                                                               ------------

   Total                                                                          2,369,774
   Less: Current Portion                                                          2,280,034
                                                                               ------------

   TOTAL                                                                       $     89,740
   -----                                                                       ============

The revolving line of credit (A) is due January 1, 2000, and bears interest at the bank's prime rate plus 1.5% payable monthly. The Company may borrow the lesser of 80% of eligible accounts receivable, as defined, or $2,050,000. At September 30, 1999, the Company had no available credit under this line.

The revolving line of credit (B) was due January 1, 2000, and bears interest at the bank's prime rate plus 1.5% payable monthly. At September 30, 1999, the Company had no available credit under this line.

The prime rate at September 30, 1999, was 7.75%. For the nine months ended September 30, 1999, the weighted average interest rate on short-term borrowings was 9.25%.

The following schedule shows the future maturities of long-term debt exclusive of capital leases:

                  TWELVE MONTHS ENDED
                     SEPTEMBER 30,
                     -------------
                      2000                              $     2,200,000
                      2001                                       25,000
                                                          -------------
                      TOTAL                             $     2,225,000
                      -----                              ==============

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8 [UNAUDITED]

[7] LONG-TERM DEBT AND CAPITAL LEASES - [CONTINUED]

The following schedule shows the minimum lease payments under capital lease as of September 30, 1999:

                  TWELVE MONTHS ENDED
                     SEPTEMBER 30,
                     -------------
                      2000                                          $    60,202
                      2001                                               55,837
                      2002                                               23,153
                      2003                                                5,582
                                                                      ---------
                      Total                                             144,774
                      Less: Amount Representing Interest                 25,648
                                                                      ---------
                      Total                                             119,126
                      Less: Current Portion                              54,386
                                                                      ---------

                      LONG-TERM PORTION                             $    64,740
                      -----------------                              ==========

[8] RELATED PARTY TRANSACTIONS

The amount due from stockholder of $8,550 is non-interest bearing and has no stated terms of repayment.

Amounts due from affiliates of $40,000 are working capital loans due from affiliated companies controlled by a principal stockholder of the Company. The loans are non-interest bearing and have no stated terms of repayment.

The advances from stockholders of $2,750,158 are working capital advances which were non-interest bearing until August 1, 1999. Since July 31, 1999, the loans bear interest at 8% and have no stated terms of repayment. Imputed interest expense of $151,788 was recorded at 8% interest for the seven months ended July 31, 1999, and was recorded as an increase to capital in excess of par value. Interest expense of $43,067 was recorded for the two months ended September 30, 1999.

Notes Payable - Stockholders represent amounts due to Patra Holdings and the former Stockholders of CSI as a result of CSI's acquisition by Patra Capital. Total notes payable as of September 30, 1999, are $7,167,602. The remaining payments were expected to be made on August 1, 1999. Discussions are now ensuing to determine when the notes will be paid. This will be determined through formal arbitration.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9 [UNAUDITED]

[8] RELATED PARTY TRANSACTIONS- [CONTINUED]

The notes were discounted at 8% through July 31, 1999. The imputed interest expense for the seven months ended July 31, 1999, was $172,171. Since July 31, 1999, the notes bear interest at 8%. Interest expense of $103,333 was recorded for the two months ended September 30, 1999. The notes to the former stockholders of CSI are collateralized by CSI common stock.

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

Minimum annual rentals under the leases are as follows:

                  TWELVE MONTHS ENDED
                     SEPTEMBER 30,
                     -------------
                      2000                                $       462,754
                      2001                                        462,754
                      2002                                        462,754
                      2003                                         90,465
                                                            -------------
                      TOTAL                               $     1,478,727
                      -----                                 =============

Total rent expense was $289,808 for the nine months ended September 30, 1999.

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

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10 [UNAUDITED]

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

[11] INCOME TAX BENEFIT

The income tax benefit consists of the following:

Current Taxes:
   Federal                                                $        --
   State                                                           --
                                                           ----------

   Total                                                           --
                                                           ----------
Deferred Taxes:
   Federal                                                    542,000
   State                                                      157,300
                                                           ----------

   Total                                                      699,300
                                                           ----------

   INCOME TAX BENEFIT                                     $   699,300
   ------------------                                      ==========

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11 [UNAUDITED]

[11] INCOME TAX BENEFIT [CONTINUED

The tax effect of significant items comprising the Company's deferred tax liability at September 30, 1999, are as follows:

DEFERRED TAX ASSETS:
Deductibility of Accrued Expenses                       $   80,900
Net Operating Loss Carry Forwards                          721,428
                                                         ---------

   DEFERRED TAX ASSET                                   $  702,328
   ------------------                                    =========

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

Statutory Federal Income Tax Rate                               (34)%
Non-deductible Amortization of Intangibles                       18 %
Other                                                            (2)%
State Income Tax                                                 (6)%
                                                          ---------

   INCOME TAX BENEFIT - EFFECTIVE RATE                          (24)%
   -----------------------------------                    =========

[12] COMMON STOCK

Pursuant to a reorganization and acquisition of Patra Capital and CSI, effective as of August 1, 1998, the Company issued 12,950,000 additional common shares.

[13] EMPLOYEE STOCK OPTIONS

An incentive stock option plan, which was adopted by the Company, in August of 1998, reserves 1,500,000 shares of the Company's common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12 [UNAUDITED]

[13] EMPLOYEE STOCK OPTIONS [CONTINUED]

Coincident with the acquisition of Elligent Consulting Services, Inc., the Company merged Services' plan into its plan. All of the outstanding options of Services became fully vested options in the Company's plan.

The following table summarizes the activity in common shares subject to incentive stock options for the nine months ended September 30, 1999:

                                                                                   WEIGHTED AVERAGE
                                                       NUMBER OF SHARES             EXERCISE PRICE
                                                       ----------------             --------------
DECEMBER 31, 1998 - BALANCE                                  90,100               $          5.00

   Granted                                                  173,400               $          1.60
   Exercised                                                 22,000               $          0.05
   Canceled or Expired                                       12,350               $          5.00
                                                        -----------                ---------------

   OPTIONS OUTSTANDING AT SEPTEMBER 30, 1999                229,150               $          2.90
   -----------------------------------------            ===========                ==============

There were 100,000 options exercisable at September 30, 1999.

The following table summarizes information about stock options outstanding at September 30, 1999:

                                                                     OPTIONS OUTSTANDING
                                               --------------------------------------------------------------------
                                                                      WEIGHTED-AVERAGE
                                                 NUMBER                   REMAINING                WEIGHTED-AVERAGE
              EXERCISE PRICES                  OUTSTANDING            CONTRACTUAL LIFE              EXERCISE PRICE
              ---------------                  -----------            ----------------              --------------
               $0.05 -  8.00                     229,150                     9.72                        $  2.90
                                                ========

There was no compensation cost recognized in income for the nine months ended September 30, 1999.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13 [UNAUDITED]

[14] SUBSEQUENT EVENT

Litigation with CSI
During July 1999, a dispute arose between the former owners of CSI and Elligent regarding the future management of the Company. Resulting from that dispute, a temporary restraining order (TRO) was issued by the United States District Court for the District of New Jersey. Pursuant to the TRO, the former owners of CSI are now running that company on behalf of Elligent. We expect to move the dispute to arbitration pursuant to the terms of the original merger agreement dated August 1, 1998. A possible outcome of the arbitration could result in Elligent selling CSI back to its original owners.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During July 1999, a dispute arose between the former owners of CSI and Elligent regarding the future management of the Company. Resulting from that dispute, a temporary restraining order (TRO) was issued by the United States District Court for the District of New Jersey. Pursuant to the TRO, the former owners of CSI are now running that company on behalf of Elligent. The dispute is now in arbitration pursuant to the terms of the original merger agreement dated August 1, 1998. A possible outcome of the arbitration could result in Elligent selling CSI back to its original owners.

The remainder of management's discussion and analysis of financial condition and results of operations should be read in light of the preceding disclosure.

Summary Financial Information

         The following table contains certain selected financial data of the Company and is qualified by the more detailed financial statements and the notes thereto provided in this report. The financial data for the nine months ended September 30, 1999, has been derived from the Company's unaudited financial statements, which statements are included elsewhere in this Report. The pro forma (unaudited) twelve month numbers provide an historic view of our revenue growth.

STATEMENT OF OPERATIONS DATA
----------------------------

                                                                 ($ in thousands)
                                     NINE MONTHS       TWELVE MONTHS        TWELVE MONTHS        TWELVE MONTHS
                                        ENDED              ENDED                ENDED                ENDED
                                   SEPTEMBER 30,       DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                       1 9 9 9            1 9 9 8              1 9 9 7              1 9 9 6
                                       -------            -------              -------              -------
                                       ACTUAL            PRO FORMA            PRO FORMA            PRO FORMA
                                       ------            ---------            ---------            ---------

Gross revenue                       $    19,504       $    22,149          $     13,247          $    9,306

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BALANCE SHEET DATA

                                        AS AT
                                  SEPTEMBER 30, 1999
                                       ACTUAL
                                       ------
                                   [in Thousands]

Current Assets                       $     4,691
Total Assets                              16,959
Current Liabilities                       15,615
Long-Term Debt                                90
Total Liabilities                         15,705
Shareholders' Equity                       1,254

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

         The purchase price was $12,298,885 consisting of 1,100,000 shares of our common stock (valued at $2,640,000), cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, less amounts due from stockholders acquired in the transaction of $582,399. The net discounted value of the consideration, net of the acquired loan from the stockholders, was $7,561,292. Interest at 8% was paid on the first two installments (November 24th and January 21st ). The final two payments bear no interest. As of September 30, 1999, the remaining payments which have not been paid to date were due as follows:

                      $3,000,000                May 1, 1999
                      $1,667,601                August 1, 1999

        The original principal value of the May 1, 1999, installment was $3,750,000. The Company paid $750,000 related to the installment and has deferred the remaining $3,000,000 balance.

        The May 1, 1999, and August 1, 1999, notes are interest free and have been discounted at 8%. Beginning August 1, 1999, interest is being accrued on the remaining principal balance at 8%. The imputed interest expense for the seven months ended July 31, 1999, was $151,788. Interest expense for the two months ended September 30, 1999, was $70,000. All notes to stockholders are collateralized by CSI common stock.

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

         Our corporate headquarters are located in New York City, New York. CSI maintains its offices in East Hanover, New Jersey. ECS is located in the same space as our corporate headquarters.

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

         For the nine-month period ended September 30, 1999, we had revenue of $19.5 million versus $17.2 million in the year earlier period, an increase of 13%, and a net loss $2.2 million.

         The major components of the nine-month loss are as follows:

                                                           $ IN THOUSANDS
                                                           --------------
Operating loss                                             $      (157)
                                                           ------------

Depreciation, Amortization and Interest                          1,469
Income Tax Benefit                                                (699)
Management and Holding Company Expenses                          1,268
                                                           -----------

Subtotal Acquisition Related and Other Expenses                  2,038
                                                           -----------

Net Loss                                                   $    (2,195)
                                                           ===========

         The management and holding company expenses represent costs related to new acquisitions in progress and efforts to locate equity and debt financing required to achieve our growth goals. The remaining analysis of results focuses on the operations of our two operating subsidiary companies: CSI and Elligent Services. The unaudited information for this transition period is not necessarily indicative of the results for the entire year, nor should it be used to project our operations for future dates or periods.

         The financial statements presented herein represent the financial statements of Elligent Consulting Group, Inc. and its wholly owned subsidiaries CSI and ECS.

CSI: The CSI acquisition was accounted for as of August 1, 1998, on the purchase method of accounting and therefore the financial statements only reflect CSI's operations since that date. In order to provide investors with appropriate historical data, Management's discussion will include comparative data reflecting the results of operations for CSI during the year preceding its acquisition by us.

         CSI has been in the business of providing information technology consulting services for approximately nine years. CSI provides high-end project management, applications implementation, data warehousing, consulting, internet and information technology ("IT") staffing services. CSI has recently expanded its operation to accommodate additional consultant/employees and new in-house training facilities. CSI currently has approximately 150 employees and consultants.

ECS: The Elligent Services acquisition occurred on July 27, 1999. Due to common ownership, the acquisition was accounted for at book value in a manner similar to a pooling of interests. As a result the acquisition was reflected in the financial statements as if it occurred upon its inception in early 1998.

         ECS began operations in March 1998 and is in the business of providing technology consulting services mainly related to the internet, network and e-business related applications. ECS currently has 30 employees and consultants.

CONSOLIDATED RESULTS:
         For the nine months ended September 30, 1999, our operating subsidiaries had revenues of $19.5 million reflecting a 13% increase from the $17.2 million revenues during the corresponding period in 1998. The cost of revenues for the nine months ended September 30, 1999, was $13.3 million resulting in a gross margin from operations of $6.2 million or 32%.

         The results of operations for the nine months ended September 30, 1999, and 1998, are as follows:

                                                                [In Thousands]
                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                               1 9 9 9      1 9 9 8
                                                               -------      -------

Revenue                                                        $ 19,504      $17,227
Cost of Revenue                                                  13,319       11,534
                                                                -------      -------
Gross Margin                                                      6,185        5,693
Operating Expense [Excluding Depreciation and Amortization]       6,342        5,641
                                                                -------      -------

   Operating Income (loss)                                      $  (157)     $    52
                                                                =======      =======

         CSI and ECS continue to show continued growth in revenues in 1999 versus the comparable period a year ago. Operating expenses for 1999 include additional staffing costs to further develop business practice and channel management capabilities. We expect operating expenses as a percent of revenue to decrease during the remainder of 1999.

LIQUIDITY AND FINANCIAL POSITION

         As of September 30, 1999, we had a working capital deficit of $10.9 million. Our working capital deficit reflects (i) $2.2 million due to a bank related to the revolving lines of credit, collateralized by our accounts receivable, and other loans, (ii) accounts payable and accrued expenses of $2.5 million, (iii) notes payable to stockholders of $7.2 million related to the acquisition of CSI, and (iv) amounts due to related parties of $2.8 million, relative to the acquisition of CSI, working capital advances and the funding of costs related to future acquisitions in progress. These latter amounts are principally due to our principal stockholder and entities owned or controlled by him.

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

         However, no assurance can be given that we will be successful in obtaining such financing, and the failure to obtain necessary financing could have a material adverse effect on our acquisition timetable. At the present time, our management believes that our current sources of funding are adequate to support our growth and that of CSI and ECS. The current sources are not adequate to support our acquisition plans.

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

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

During the nine months ended September 30, 1999, the Company issued 250,001 shares of common stock with a value of $1,500,000 to related parties in settlement of the January 21, 1999, installment of notes payable related to the acquisition of CSI. This stock issuance represented payment in full for the $1,500,000 installment. The liquidation of debt resulted in an addition to Common Stock of $250, and an increase in Paid in Capital of $1,499,750.

On April 15, 1999, the Company issued 63,000 shares of restricted common stock in connection with an agreement to obtain marketing services. The value associated with the issuance of these shares was $378,000.

Item 6.       Exhibits and Reports on Form 8-K

              A. Exhibits

                 27.1 - Financial Data Schedule

              B. Reports on Form 8-K

                 None

INDEX TO EXHIBITS

                 NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELLIGENT CONSULTING GROUP, INC.

Dated: November 15, 1999                    By:      /S/ ANDREAS TYPALDOS
                                               --------------------------------
                                               Andreas Typaldos
                                               Chairman of the Board
                                               and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                    TITLE(S)
         ---------                                    --------
By:      /S/ ANDREAS TYPALDOS                      Chairman of the Board and
         --------------------                      Chief Executive Officer
         (Andreas Typaldos)

By:      /S/ EDWIN T. BRONDO                       Chief Financial Officer
         -------------------
         (Edwin T. Brondo)

                                 EXHIBIT INDEX



EXHIBIT               DESCRIPTION
-------               -----------

  27.1       Financial Data Schedule