Form 10KSB
period 1999-12-31
ELLIGENT CONSULTING GROUP INC
filed 2000-05-30
CIK 814741

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        ------------------------------

                                  FORM 10-KSB

(Mark One)
[X]   ANNUAL  REPORT  UNDER SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended   December 31, 1999                         .
                                --------------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the transition period from:                     to
                                      -------------------    ----------------

                     Commission file number: 000-25257
                                             ---------


                        ELLIGENT CONSULTING GROUP, INC.
                        -------------------------------
                (Name of Small Business Issuer in Its Charter)

                  Nevada                              87-0453842
                  ------                              ----------
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

            152 West 57th Street, 40th floor
                  New York, New York                                 10019
                 ------------------                                  -----
    (Address of Principal Executive Offices)                       (Zip Code)

                                (212) 765-2915
                                --------------
               (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
                               (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES             NO     X
                            ---------      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
X

State issuer's revenues for its most recent fiscal year: $3,328,907

As of May 30, 2000, the number of shares of Common Stock outstanding was 17,119,226 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Company was approximately $22,928,294.

This Annual Report on Form 10-KSB (the "10-KSB") contains certain statements concerning the future that are subject to risks and uncertainties. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such statements include, among other things, information concerning possible-future results of operations, capital expenditures, the elimination of losses under certain programs, financing needs or plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing, and those accompanied by the words "anticipates," "estimates," "expects," "intends," "plans," or similar expressions. For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should specifically consider the various factors identified in this 10-KSB, including the matters set forth in "Item 1. Business," "Item 3. Legal
Proceedings,"  "Item  7.  Management's  Discussion  and  Analysis  of  Financial
Conditions and Results of Operations" and the Notes to Consolidated Financial Statements that could cause actual results to differ materially from those indicated in any forward-looking statements. Other factors that could contribute to or cause such differences include, but are not limited to, capital requirements, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this 10-KSB, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                                    PART I

ITEM 1.  BUSINESS

Current
Operations     Elligent   Consulting   Group,   Inc.   ("Elligent"),   a  Nevada
               corporation,   is  a   holding   company   with   two   operating
               subsidiaries,   e-Vantage   Company  Limited   ("e-Vantage")  and
               Elligent Consulting  Services,  Inc. ("ECS").  References in this
               10-KSB to the Company, "we," "us" or "our" refer to Elligent, e-Vantage, and ECS, unless otherwise noted.

               Until December 1999, we had another operating subsidiary, Conversion Services International, Inc. ("CSI"). Through this subsidiary, we were engaged in the provision of information technology consulting services, including data warehousing, applications development, and information technology staffing services (the "IT Business"). In December 1999, we adopted a formal plan to dispose of CSI and have ceased its IT Business. As part of the settlement agreement relating to the arbitration proceeding known as Elligent Consulting Group, Inc. and Andreas Typaldos, Petitioners v. Scott Newman and Glenn Peipert, Respondents, CSI was sold or returned to its original owners from whom Elligent had purchased it in September 1998.

               Recently, we have started to focus our business on high end e-business technology consulting as an "e-architect" consulting firm . To that end, we acquired the consulting operations of a small e-business consulting technology company, e-Vantage Company Limited ("e-Vantage') in the United Kingdom.

               Our goal is to focus on Internet and e-business related consulting and services and to provide a full range of e-business enablement services to major enterprises worldwide. Additionally, we will continue our IT Technology Consulting business, as needed in support of our e-business consulting and existing clients.

               Our principal executive office is located at 152 West 57th Street, 40th Floor, New York, New York 10019 and our telephone number is (212) 765-2915.

The Industry   Businesses  today are using the  Internet  to create new  revenue opportunities  by  enhancing  their  interactions  with  new  and existing  customers.  Businesses  are also using the  Internet to
               increase   efficiency  in  their   operations   through  improved
               communications, both internally and with suppliers and other business partners. This emerging business use of the Internet encompasses both business-to-business and business-to-consumer communications and transactions.

               While there are numerous benefits associated with e-business, to gain or maintain a competitive advantage, companies must fully understand the enterprise-wide implications of proposed solutions and must implement these solutions with the most effective technologies, systems and processes. Companies must integrate new Internet applications within existing systems, deploying mission-critical solutions rapidly with advanced technology to support the solutions. In addition, the creation of e-business solutions requires personnel with extensive technological skills to plan and implement effective solutions that fully exploit the benefits of e-business. Because the expertise needed by companies to address e-business needs is typically outside their core competencies, companies must either recruit and employ experts or retain outside technology specialists.

               The dramatic growth of the Internet and the expertise required to create sophisticated e- business solutions has fueled the need for the outsourcing of these solutions and the information technology professionals who are capable of addressing the challenges posted by e-business. It has become increasingly difficult for companies to identify, recruit and retain these skilled information technology professionals. Accordingly, to augment internal resources, many companies have engaged independent service providers to develop, design and maintain their intranets, extranets, web sites and e-business applications. The trend toward outsourcing these services has generated an increased demand for providers of e-business services.

               Today, companies have extremely complex e-business needs, ranging from Internet technology professionals to sophisticated solutions. Due to the range of expertise required to address these needs, and the time associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. When retaining outside specialists and in order to capitalize on e-business opportunities, companies need experts who fully understand their industry. As companies increasingly outsource their e-business solutions needs, and as these e-business solutions become more complex, a significant need for highly qualified e-business solutions providers has emerged.

Services Our mission is to offer a wide range of services to companies who seek to capitalize on Internet-related opportunities to improve and expand their businesses. Through our e- business services, we will provide the strategy, design, development and support of advanced e-business solutions that improve communications and commerce on an enterprise-wide basis. Additionally, we will continue our IT Technology Consulting business to meet the demands of our current clients and to support the IT Technology requirements of our e-business practice.

               We wish to offer clients a comprehensive range of services that focus on the efficient delivery of reliable and scalable e-business solutions. These services include e-business strategy, systems architectures and development, analysis of infrastructures, design and planning, implementation, testing, and training. While we may offer comprehensive, end- to-end e-business solutions, our clients may contract for the specific services they require. Depending on their requirements, our clients may engage us to perform one or more of the following services:

               e-Business  Strategy.  We work  with  clients  to  analyze  their strategic e-business position. We demonstrate, among other things, how clients can use interactive and transactional systems to achieve their business objectives. We recommend strategies that use clients' existing strengths, and explain how the latest technology can improve their business processes. Depending on the project, we can then prepare a plan that specifies how the client can use technology to become more competitive, become an e-business leader and increase revenue and profitability.

               e-Business Solutions Architectures and Enablement. We design and build solutions that encompass our clients' enterprises. These solutions can take into account various e- business architectures and may involve the creation of new web-centric systems or the transformation and enablement of current systems that customers may have for the web.

Clients Since we have only recently entered the e-business service market, we do not have many existing clients. Currently, our biggest clients are Deutsche Bank and Revco. Most of our agreements are generally terminable by the client upon 30 days notice.

Sales Our principal target clients are companies who seek to capitalize on Internet-related opportunities to improve and expand their businesses. We market our services through our direct sales force and referrals, including our listing as an IBM preferred provider. Our direct sales organization consists of five sales representatives, and we anticipate adding personnel in the future as needed.

Competition    The  information   technology   services  industry  is  extremely
               competitive.  A number  of  companies  compete  with us in select markets  with  substantially  similar  services.  In  most of the
               markets  in  which  we  compete,   we  believe   that  there  are
               participants that have significantly greater financial, technical and marketing resources than we do. Also, in order to remain on our clients' vendor lists and develop new client relationships, we must satisfy their requirements at competitive rates. Although we continually attempt to lower our costs, there are other similar service organizations that may offer the same or similar services as we offer at the same or lower costs. Additionally, in some cases certain of our clients require that their vendors reduce rates after services have commenced. There can be no assurance that we will be able to compete effectively on pricing or other requirements and, as a result, we may lose clients or be unable to maintain historic gross margin levels or to operate profitably.

               The market for e-business solutions is subject to rapid technological change and is significantly affected by new product introduction and other activities of industry participants. While the market for e-business solutions is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those we offer. We believe that competition will intensify in the future. We compete on the basis of a number of factors, including architectural design and systems engineering expertise, quality, pricing and speed of service delivery, and industry knowledge. With our planned growth of service offerings, we believe that we will have an advantage in cross-selling additional services and solutions to our client base. However, there can be no assurances that our growth of service offerings will provide any such advantages. In addition, we intend to target new clients by (i) utilizing the business contacts of management personnel, (ii) continuing to leverage and expand our direct sales efforts, (iii) increasing the hiring of consultants with existing client relationships, and (iv) pursuing referrals from existing clients and third- party organizations including hardware partners, software partners and industry research organizations.

               We  believe  that  we  will  compete  principally  with  strategy consulting firms, Internet professional services firms, systems integration firms, technology vendors, advertising and interactive agencies and internal information systems groups. Our competitors may be better positioned to address developments or may react more favorably to changes, which could have a material adverse effect on our business, results of operations and financial condition. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets.

Strategy and
Growth Plans   In our view,  companies today require strategic service providers to provide a broad range of  Internet  related  capabilities  and services. Such a service provider must provide strategic industry insights combined with extensive  technological  skills to design and create applications,  technology  infrastructure and business
               systems  that  are  reliable,   robust,   secure,   scalable  and
               extensible. Moreover, it must have a structured approach and the skills necessary to achieve the rapid innovation and deployment of e-business demanded by today's competitive marketplace. Such a skill set must include the ability to understand and integrate a wide spectrum of both emerging and existing technologies.

               Our plan, therefore, is to maintain a comprehensive understanding of the relevant business issues, develop the ability to design and implement appropriate integrated e-business solutions that can help our clients meet their strategic business goals, and evolve the skill sets, practice areas, and tools necessary to deliver such solutions in a timely and cost- effective manner. We believe that we can achieve this strategy through internal growth and through strategic acquisitions that will provide us with additional well-trained, high- quality professionals, new service offerings, additional industry expertise, a broader client base and an expanded geographic presence.

Employees and
Recruitment    Taking into account the  discontinuation of CSI's operations,  as of December 31, 1999,  we had 43 employees  and  consultants.  Of this total, 36 were employees and consultants  offering  billable services  to our  customers  and seven  were in  sales,  finance, administration,  and executive  management.  Including CSI, as of
               December 31, 1999, we had 186 employees and consultants.  Of this total,  162 were  employees  and  consultants  offering  billable
               services  to  our   clients  and  24  were  in  sales,   finance,
               administration and executive management. As of May 30, 2000 we had approximately 65 employees and consultants. Of this total, approximately 50 were employees and consultants offering billable services our customers and the remainder were in sales, finance, administration and executive management. Our future success will depend in part on our ability to hire adequately trained personnel who address the increasingly sophisticated needs of our clients. Our on-going employee and consultant needs arise from:

               Increasing demand for our services;
               Consultant turnover; and
               The clients' requests for professionals trained in the newest information and development tools and technologies.

               Few of our employees are bound by non-compete agreements. Competition for personnel in our industry is significant and we may have difficulty in attracting and retaining an optimal level of qualified personnel in the future. In particular, competition for the limited number of qualified project managers and professionals with certain specialized skills, such as working knowledge of certain sophisticated software and the Internet is intense. Because of this, recruitment of employees and consultants is a critical element in our success. We will continue to devote significant resources to meeting our personnel requirements.

               The Company offers or is committed to offering a number of programs designed to retain our trained personnel, including:

               Competitive salaries;
               Stock option plan;
               Training of employees and consultants in new skill sets; and medical benefits.

Intellectual
Property
Rights We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into such agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Our History    In March 1987,  our  predecessor,  Coronado  Ventures,  Inc., was
               incorporated  in  Nevada.  As  Coronado  Ventures,   we  filed  a
               registration  statement  on Form S-18 with the SEC,  which became
               effective  in  November  1989.   Pursuant  to  the   registration
               statement we sold 1,000,000 units consisting of one share of Common Stock and three Common Stock purchase warrants, raising
               $50,000 in gross proceeds. None of the warrants were exercised prior to expiration.

               Shortly after the completion of the above offering, we acquired 100% of the issued and outstanding common stock of Tahoeview Cablevision, Inc., a cable television company, for which we issued shares of our Common Stock. At the time of this transaction we changed our name to Westar Group, Inc. Tahoeview Cablevision operated as a subsidiary of Westar Group.

               In 1991, we acquired the assets of several other cable television systems located in eastern Montana through a newly formed subsidiary, Westar Group North. We issued shares of our Common Stock and paid cash for the purchase of these assets. The cash portion of the purchase price was part of a revolving credit facility obtained from a financial institution. Upon expiration of the revolving credit facility in 1993, and the inability of Tahoeview Cablevision and Westar Group North to either renew the facility or pay off the balance owed, the financial institution filed a suit in U.S. District Court, District of Massachusetts, naming our subsidiaries Tahoeview Cablevision and Westar Group North as defendants. The district court appointed a permanent receiver to oversee our subsidiaries during the pendency of their bankruptcy. Westar Group was not directly involved in this action. On July 31, 1997, the district court ordered the receivership closed and that Tahoeview Cablevision and Westar Group North be dissolved. This left Westar Group, the holding company, as the only surviving entity.

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

               On July 27, 1999, the Company acquired all of the issued and outstanding common stock of ECS. Due to common ownership, the acquisition was accounted for at book value in a manner similar to a pooling of interests. In anticipation of the acquisition, options to acquire common stock in ECS previously granted to ECS employees were converted to options to acquire common stock in Elligent at a price of $0.05 per common stock.

               Effective January 1, 2000, we acquired all of the issued and outstanding stock of e- Vantage. In connection with the transaction, we issued 1,000,000 shares of our Common Stock and have provided e-Vantage with approximately $1,000,000 in working capital, as of May 30, 2000.

Cautionary Factors that May Affect Future Results

The following important factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this 10-KSB or presented elsewhere by management from time to time.

Unprofitable Operating
History, Discontinued
Operations and Limited
Financial
Resources      Our Company began  operations  by  purchasing  CSI, the Company's first operating  subsidiary which has since been  discontinued as of December 31, 1999 (the "Discontinued  Business"),  in order to enter into the IT Technology Consulting business on September 21,
               1998.  While the CSI operating  subsidiary  was  profitable,  the consolidated  operations of the Company,  which  include  holding company overhead,  executive and administration  costs, legal and professional  expenditures  in connection with the acquisition of
               CSI, and legal and  professional  expenditures in connection with
               other   acquisitions  and  plans,   have  not  historically  been
               profitable,  and as of December 31, 1999, the Company  suffered a net loss of  $7,338,070,  and at  December  31,  1999,  had a net
               capital deficiency and a net working capital deficiency.  Of this
               $7,338,070 net loss , $3,492,755 was contributed from losses from operations  of  the  Discontinued  Business  and  $2,244,909  was
               contributed from losses on disposal of the Discontinued Business,
               for  a  total  of  $5,737,664  of  net  losses   related  to  the
               Discontinued Business. These
               conditions raise substantial doubts about our ability to continue as a going concern. During fiscal 2000, we expect to meet working capital  and  other  cash  requirements  with cash  derived  from
               operations  and  other  financing  as  required,   including  the
               issuance of equity  securities and other  consideration  that can dilute current  owners or investors  purchasing our Common Stock, although  there can be no assurance  that we will  generate  cash from our  operations  in the near  future or that we will  obtain financing on  acceptable  terms.  We must continue to improve the efficiency  of our  operations  to achieve and maintain  positive
               cash  flow  from   operations.   See  "-  Liquidity  and  Capital
               Resources,"  and Note 14- Going Concern of the Notes to Financial
               Statements. There is no assurance, however, that we will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs, or that we will be able to achieve profitability on a consistent basis.

If Businesses Do
Not Increase Their
Use of the Internet as a
Means for Conducting
Commerce, Our Revenues
will be Adversely
Affected Our future success depends heavily on the increased acceptance and use of the Internet as a means for conducting commerce. We will focus our services on the development and implementation of Internet strategies and solutions. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our business, financial conditions and results of operations would be materially adversely affected.

We Have A Limited
Operating History In
E-Business Solutions
Services, And It May
Be Difficult For You
To Assess Our Prospects
For Success    Although we began  operations  in September  1998,  until January
               2000,   our  principal   business  was   information   technology
               consulting, from which we derived all of our revenue in 1999. We have not generated a significant portion of our revenue from the design and development of e-business solutions services. We use technologies and sell services that are themselves part of a relatively new industry known as the e-business services market.
               Accordingly, we cannot predict future results of operations as a provider of e-business solutions services, and we cannot assure you that we have accurately identified all of the risks that relate to this business.

If We Do Not Attract And
Retain Qualified Professional
Staff, We May Not Be Able to
Adequately Perform Our
Client Engagements And
Could Be Limited In
Accepting New Client
Engagements    Our  business is labor  intensive  and our success will depend in large  part  upon our  ability  to  attract,  retain,  train  and motivate highly skilled employees. Because of the rapid growth of the Internet, there is intense competition for employees who have strategic,  creative  design,  technical  and program  management
               experience.   In   addition,   the   Internet  has  created  many
               opportunities for people with the skills we seek to form their own companies or join startup companies and these opportunities frequently offer the potential for significant future financial profit through equity incentives which we cannot match. We may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

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

               The typical client contract term is for a few months but may upon extension last for more than one year and there can be no assurance that a client will renew its contract when it terminates. In fact, following expiration of an original contract term with any given client, it is often the case that we begin operating on an as-needed basis not under any contract of specific duration. Our contracts are generally cancelable by the client at any time and clients may unilaterally reduce or increase their use of our services under such contracts without penalty. The termination or significant reduction of our business relationship with any of our significant clients could have an adverse effect on our operating results.

               We generally price our services to clients on a time and materials basis and maintain price ranges that reflect the technical skills and experience levels of the consultants on each project.

We Will Incur
Additional Expenses
As We Continue The
Development Of Our
E-Business
Infrastructure We intend to continue to develop new services  and product  lines to address our clients' diverse needs. As a result, we will need to increase our research and product development, sales and marketing, client support and administrative functions to support anticipated increased levels of operations from these new services and products. We may not be successful in creating this infrastructure, and we may not realize any increase in the level of our revenue and operations to offset the additional expenses that we incur.


Acquisition
Strategy A key element of our strategy for the future is expansion through the acquisition of companies that have complementary businesses, that can utilize or enhance our existing capabilities and resources or that expand our existing range of services in the e-business service marketplace.

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

International Expansion
Of Our Business Could
Result In Financial Losses
Due To Changes In Foreign
Economic Conditions Or
Fluctuations In Currency
And Exchange
Rates We expect to continue to depend heavily on and to expand our international operations. We currently have offices in the United Kingdom and are beginning operations in Germany. While our international subsidiaries have experience in marketing, selling and providing services internationally, the Company as a whole has limited experience in being a global company and in operating across a number of international markets. Consolidated financial results of the Company could be affected and suffer because they depend heavily on international operations which are further subject to other inherent risks, including:

               - recessions in foreign countries;

               - fluctuations in currency exchange rates;

               - the scheduled conversion to the euro by most European Union members;

               - difficulties and costs of staffing and managing foreign operations;

               - reduced protection for intellectual property in some countries;

               - political  instability  or changes in regulatory  requirements;
               and

               -  U.S.  imposed   restrictions  on  the  import  and  export  of
               technologies.

We Will Need To Expand
Our Sales And Distribution
Capabilities In Order To
Increase Market Awareness
Of  Our Name And
Increase Our
Revenues We will need to expand our marketing efforts to increase awareness and positive reaction in the business community to our name and to our new focus on e-business, as well as to generate increased revenues. Our services require a sophisticated sales effort targeted at the senior management of prospective clients, and new employees require extensive training, in terms of both time and resources, before they become productive. We may not be able to hire enough qualified individuals in the future and our new employees may not achieve necessary productivity levels.

If We Do Not Keep Pace
With Technological Changes,
Our Competitive Position
Will Suffer    Our  markets  and  the  technologies  used in our  solutions  are characterized by rapid technological  change.  Failure to respond in  a  timely  and  cost-effective  way  to  these  technological
               developments   would  have  a  material  adverse  effect  on  our
               business,  financial  condition  and  results of  operations.  We expect to  derive a  substantial  portion  of our  revenues  from
               providing   Internet   solutions  that  are  based  upon  leading
               technologies   and  that  are   capable  of  adapting  to  future
               technologies. As a result, our success will depend on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. We may not be successful in addressing future developments on a timely basis. Our failure to keep pace with the latest technological developments would have a material adverse effect on our business, financial condition and results of operations.

Our Failure To Meet
Our Client Expectations
Could Result In Losses
And Negative
Publicity      Our client engagements  involve the creation,  implementation and maintenance of e- business systems and other applications that are often critical to our clients' businesses. Any defects or errors in these systems or failure to meet clients' expectations could result in:

               - delayed or lost revenues;

               - increased costs in correcting any problems or errors;

               - negative publicity regarding us and the quality of our services;

               - claims for substantial damages against us, regardless of our responsibility for such failure, which claims may exceed our insurance coverage; and

               - our inability to attract or retain clients.

We Face Significant
Competition In The
Markets That Are
New And Rapidly
Changing The markets for the services we provide are highly competitive. We believe that we currently compete principally with strategy consulting firms, Internet professional services firms, systems integration firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face competition from new entrants into our markets.

               We believe that the principal competitive factors in our markets include:

               - ability to integrate strategy, creative design and technology services;

               - quality of service, speed of delivery and price;

               - industry knowledge;

               - sophisticated project and program management capability; and

               - Internet technology expertise and talent.

               We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

               - the ability of our competitors to hire, retain and motivate professional staff;

               - the development by others of Internet services or software that is competitive with our solutions; and

               - the extent of our competitors' responsiveness to client needs.

               There can be no assurance that we will be able to compete successfully in our markets.

Dependence Upon Major
Customers and Large
Contracts      Our five largest clients,  when combined,  account for 52% of our total revenues and 40% of accounts receivable as of December 31, 1999. Our largest client accounts for 36% of our total revenues and 26% of accounts receivable as of December 31, 1999. These clients are CSI clients, and the operations of CSI have been discontinued.

Dependence on Key
Management
Personnel      The success of our growth and business  strategies will be highly dependent upon the efforts of our key management personnel and management personnel of acquired companies, particularly our executive officers. The loss of the services of any one of our executive officers could have an adverse effect on our business and on the implementation and success of our growth strategy.
               However, we have applied for key man insurance with respect to Andreas Typaldos in the amount of $500,000. We will evaluate the necessity of carrying such insurance on selected individuals at acquired companies on an ongoing basis. The amount of insurance, however, may not be sufficient to offset our losses if the services of any of our executive officers were unavailable. It is not possible to estimate the amount of any such loss.

Government Regulation
Could Interfere With The
Acceptance Of The Internet
And Electronic Commerce,
Which Would Adversely

Affect The
Demand For Our
Services Any new laws and regulations applicable to the Internet and electronic commerce that are adopted by federal, state or foreign governments could dampen the growth of the Internet and decrease its acceptance as a commercial medium. If this occurs, companies may decide in the future not to pursue Internet initiatives, which would decrease demand for our services. A decrease in the demand for our services would have a material adverse effect on our business, financial condition and results of operations.

If We Are Unable To
Protect Our Intellectual
Property, Our Business
Could Be Adversely
Affected Our success depends, in part, upon our intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into these agreements, and limit access and distribution of our proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against us in the future, or that if asserted that any infringement claim will be successfully defended. A successful claim against us could materially adversely affect our business, financial condition and results of operations.

We May Need Additional
Financing For Our Future
Capital Needs, Which May
Not Be Available On
Acceptable Terms,
If At All      We may need additional financing within the next year if:

               - our cash flow is not sufficient to fund our continuing operations and growth;

               - we increase our proposed rate of expansion;

               - we require funds to develop or acquire new technology; or

               - we acquire other businesses, products or technologies.

               These transactions may dilute the value of the Common Stock outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our Common Stock. We cannot assure you that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs which could have a material adverse effect on our results of operations and financial condition.

Breaches Of Security On
The Internet May Adversely
Affect Our Business By
Slowing The Growth Of
E-Business     The need to  transmit  confidential  information,  such as credit card and other personal  information,  securely over the Internet has been a significant barrier to e-business. Any well-publicized compromise  of  security  could  deter more people from using the
               Internet  or  from  using   information   technology  to  conduct
               transactions that involve transmitting confidential information over the Internet. Furthermore, decreased traffic and e-business sales as a result of general security concerns could cause companies to reduce their spending on Internet-based solutions.

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


Potential Fluctuations
in Operating
Results Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly revenue or operating results generally include:

               - costs relating to the expansion of the Company's business;

               - the extent and timing of business acquisitions;

               - the incurrence of merger costs;

               - the timing of assignments from customers;

               - the seasonal nature of our business due to variations in holidays and vacation schedules;

               - the introduction of new services by us or our competitors;

               - price competition or price changes; and

               - general economic conditions and economic conditions specific to the information technology, consulting or information technology staffing industries.

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

Control by Current
Stockholders   At May 30, 2000,  our  directors  and  executive  officers  owned beneficially 11,383,618 shares of common stock, representing approximately 76% of the outstanding common stock. As a result, our directors and executive officers are able to exercise significant influence on the election of our board of directors and thereby direct our policies.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our principal executive office in approximately 2,000 square feet of leased space at 152 West 57th Street, 40th Floor, New York, New York 10019.

ITEM 3.  LEGAL PROCEEDINGS

While from time to time the Company may be party to legal disputes or proceedings, as of May 30, 2000 the Company is not party to any legal dispute or proceeding. However, the Company is indirectly involved as beneficiary or plaintiff in the Meinert et al. v. NetGain, Typaldos, and Berty action that is pending before the US District Court of New Jersey. NetGain is an internet incubator and venture capital provider, of which Messrs Typaldos and Berty are directors. Furthermore, Typaldos is also a major shareholder of NetGain, even though his percent shares in it are significantly less than those in the Company, to which he has also provided loans of almost $6 million. Despite these, the action is a derivative suit brought on behalf of the Company, and it alleges that even though the Company did not have any funds or authority to invest in internet start-ups as an internet incubator and venture capital company like Netgain, nevertheless Typaldos and Berty, Directors of both the Company and NetGain, diverted corporate opportunities for the Company to invest in internet start- ups, notwithstanding the fact that such investments were not exclusively provided to NetGain but were available to the Company as well as other investors, and that they also misappropriated the idea of an internet incubator and venture capital provider from the Company to NetGain. Without comment to the merits of the case, and given the costs of time, management attention, and legal fees, all parties have agreed to settle the action, and as of May 30, 2000, the Court has been so notified. Final settlement and resolution of the action, however, is awaiting formal approval of the settlement by the Court. Pursuant to the proposed settlement the Company will receive up to 375,000 shares of newly issued shares of the Common Stock of NetGain.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter for a vote by our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded over the counter on the bulletin board under the symbol "ECGR." The following table sets forth, for the periods shown, closing bid prices in dollars per share as reported by Bloomberg. Such prices generally reflect market making transactions, but may also reflect inter-dealer prices without retail mark- up, mark-down or commission and may not represent actual transactions.

Fiscal Years Ended December 31, 1998 and 1999       Low        High
---------------------------------------------       ---        ----

Third Quarter (commencing August 1998)            $4 7/8       $7 5/8
Fourth Quarter 1998                                7 1/4       10 3/4
First Quarter 1999                                 9 1/2       10 3/4
Second Quarter 1999                                7 7/8       10 3/4
Third Quarter 1999                                 1 1/4        8 1/8
Fourth Quarter 1999                                  1/2        1 1/2

The number of record holders of our common stock as of the close of business on December 31, 1999, were approximately 525.

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

These 1,100,000 shares were subsequently returned to the Company as of may 30, 2000, in connection with the divestiture of CSI, and are now part of the Company's Treasury Stock.

As of January 21, 1999, we issued 166,667 shares of common stock to Scott Newman in lieu of cash due for the $1,000,000 installment due on the purchase note payable to Mr. Newman.

As of January 21, 1999, we issued 83,334 shares of common stock to Glenn Peipert in lieu of cash due for the $500,000 installment due on the purchase note payable to Mr. Peipert.

As of May 30, 2000, we issued 1,000,000 shares to Hermann Seiler.

As of May 30, 2000, we issued 140,000 shares to Streich Lang in consideration of payment for legal fees.

As of May 30, 2000, we issued 1,000,000 shares to the owners of e-Vantage Company Limited.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Statement of Operations Data



                                               ($ in thousands)

                                  Twelve Months Ended       Twelve Months Ended
                                   December 31, 1999         December 31, 1998
                                        Actual                   Pro Forma
                                        ------                   ---------

Gross revenue                         $    3,329                $       0

Balance Sheet Data


                                            As at December 31, 1999
                                                    Actual
                                                    ------

Current Assets                                   $    1,986
Total Assets                                          2,688
Current Liabilities                                   9,117
Long-Term Debt
Total Liabilities                                     9,117
Shareholders' Equity                                 (6,429)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview As part of the Reorganization, we changed our name to Elligent Consulting Group, Inc. on July 31, 1998. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, we issued 12,950,000 shares of our restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became our management. The merger was accounted for as a recapitalization.

On September 21, 1998, effective August 1, 1998, for accounting purposes, we, through our wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. Subsequently, the Company decided in December of 1999 to divest CSI and completed the divestiture on March 31, 2000 (see the accompanying discontinued operations note to the financial statements).

In July 1999, the Company purchased the operations of ECS, which is a small technology consulting company that provides infrastructure consulting services to primarily New York financial services industry customers.

During end of year 1999 and in the first quarter of 2000, the Company planned and began implementation of a shift and focus on e-business and e-architect services. It did so by discontinuation of its general technology consulting business, through the divestiture of its operating subsidiary in that area, CSI; by re-aligning and limiting the operations of its ECS subsidiary into the technology infrastructure area; and most importantly by acquiring and then investing in the growth of its international e-business and e-architect subsidiary, the e- Vantage Company Limited, which is exclusively focused on e-business. The Company believed that successful operations and focus on e-business through e-Vantage could then be used to affect the refocus on e-business by its US operations and operating subsidiary there, ECS.

For the twelve month period ended December 31, 1999, we had revenue of $3.3 million versus $0.0 million in the year earlier period, an increase of 100%, and a loss from continuing operations of $1.7 million with a net loss $7.3 million, which includes $5.7 million in operating and disposal losses of the discontinued operations.

The major components of this loss are as follows:

Operating loss                                        $1.1 million
Interest                                              $0.6 million
Loss from discontinued operations                     $3.5 million
Loss on disposal of discontinued operations           $2.2 million

The operating loss from our continued operations includes holding company management and overhead expenses, including legal and professional fees related to the Company's operation as a public company and to acquisition related activities and efforts to locate equity and debt financing required to achieve our growth goals.

The remaining analysis of results focuses on the operations of our operating subsidiary, ECS.

ECS  has  been  in  the  business  of  providing   information   technology  and
infrastructure consulting services for less than two years. While ECS's revenue in 1998 was not significant, its revenue for 1999 grew to $3.3 million.

The cost of revenues for fiscal 1999 was $2.6 million. This reflected higher than expected costs related to obtaining consultants to staff all the projects, subsequently resulting in a gross margin of 21.5%. Operating expenses were $1.1 million with 75% attributable to salaries and wages and associated benefits. While we have not allocated these expenses to the discontinued operations of CSI (see accompanying notes to the financial statements), a significant portion of these salaries and overhead expenses were related to the management and operations of this discontinued business.

Liquidity and Financial Condition

As of December 31, 1999, we had working capital deficit that reflected (i) accounts payable and accrued expenses of $1.9 million, and (ii) amounts due to related parties of $5.7 million, working capital advances and the funding of costs related to future acquisitions in progress. These latter amounts are principally due to our principal stockholder and entities owned or controlled by him, who's also CEO of the Company, Mr. Andreas Typaldos.

We believe that sufficient sources of funds can be found to cover the working capital needs of the Company. Such sources of funds are (i) from the projected cash flow from operations (ii) from the issuance of the Company's Common Stock, and (iii) from other public and private financing sources, including strategic partners with whom the Company is doing or plans to do business and existing shareholders of the Company that have an interest in preserving their investment in the Company.

However, no assurance can be given that we will be successful in obtaining such financing, and the failure to obtain necessary financing could have a material adverse effect on the Company. At the present time, our management believes that while able to support day to day operations and reasonable internal growth, our current sources of funding are not adequate to support our growth plans.

Inflation

Inflation has not had a material effect upon our results of operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs in connection with our provision of services and products will increase, and, to the extent such increased costs are not offset by increased revenues, our operations may be adversely affected.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information with respect to our directors and executive officers. Each of the directors was elected for a three year term, commencing July 1, 1999.


Andreas Typaldos
(age 54)            Chairman of the Board and  President  since  August 1, 1999.
                    Until 1996, Mr. Typaldos was a founder and President, Chief Executive Officer and a major shareholder of Computron Software, Inc., an international public software and consulting company. He is also a founder, the Chairman, and a major shareholder of Enikia, LLC, a private advanced home networking and communications company. Mr. Typaldos is also Chairman of the Board and interim Chief Executive Officer of NetGain Development, Inc., a publicly traded internet incubator and capital and services provider company.

Edwin T. Brondo
(age 53) Director, and Executive Vice President, Chief Financial Officer, Secretary and Treasurer from August 1998 until January 2000. Mr. Brondo was Vice President of First Albany Companies, Inc. and Senior Vice President, Chief Administrative Officer of First Albany Companies, Inc. from May 1993 until December 1997. Additionally, during the last five years, Mr. Brondo was a senior consultant at Comtex Information Systems, Inc. and a senior financial executive at Bankers Trust Company. He has also held senior positions at Goldman Sachs & Co., Morgan Stanley & Co., G.A. Saxton and Ernst & Young. Mr. Brondo serves as a director of Computron Software, Inc., a publicly traded enterprise applications company, of which the Company's CEO, Mr. Typaldos was founder and CEO until 1995 and is still major shareholder.

Michel Berty
(age 61)            Director  since  August 1, 1999.  From 1992 until 1997,  Mr.
                    Berty was the Chief Executive Officer and a member of the executive committee of Cap Gemini, an international consulting services company. Mr. Berty is a member of the board of directors of (i) Mastech, a private consulting services company, (ii) LEVEL 8, a private software and services company, (iii) MERANT, a private software and services company, (iv) SAPIENS International, a public software and services company, (v) Ascent Logic Corporation, a private risk management systems engineering company, and
                    (vi) NetGain, a publicly traded internet incubator and capital provider company, of which Mr. Typaldos is also interim Chairman and CEO and a major shareholder.

Lloyd T. Rochford
(age 54) Director since 1997. In February of 1989, Mr. Rochford founded Magnum Hunter Resources, Inc. and served as a director and Chief Executive Officer through the end of 1995. Commencing in January 1996 through June 1997, Mr. Rochford served as Magnum's Chairman of the Board of Directors. Magnum is engaged in the exploration for and the production of oil and gas and is a company listed on the American Stock Exchange. Since his resignation from Magnum, Mr. Rochford has pursued his own personal business interests until being elected a director of the Company. Mr. Rochford served as Chairman of the Board of the Company until August 1, 1998.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on information received from each reporting person which includes written representations that no other reports were required during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its reporting persons were complied with.

ITEM 10.                    EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by us in 1999, 1998 and 1997 to our Chief Executive Officer and the four executive officers other than the Chief Executive Officer whose base salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the fiscal year ending December 31, 1999.

                          Summary Compensation Table
                                                                 Long Term
                      Annual Compensation (1) Compensation
                                                                  Payouts
                                      Other
Name and          Fiscal                         Annual          All Other
Principal Position Year       Salary     BonusCompensation     Compensation

Andreas Typaldos   1999    $125,000 (2)   ---                       ---
Chief Executive    1998    $104,167 (2)   ---                       ---
Officer, President 1997         ---       ---                       ---

Edwin T. Brondo    1999    $105,000       ---                       ---
Executive Vice     1998    $ 72,917 (3)   ---                       ---
President, Chief   1997         ---       ---                       ---
Financial Officer,
Secretary and
Treasurer

Scott Newman       1999    $250,000       ---                       ---
Vice President     1998    $104,167 (4) $23,664                   $36,629
                   1997         ---       ---                       ---

Lloyd T. Rochford  1999         ---       ---                       ---
Prior Chief        1998    $ 12,000 (5)                              ---
Executive Officer  1997         ---       ---                       ---

Glenn Peipert      1999    $250,000       ---                       ---
Vice President     1998    $104,167 (4) $3,151                    $6,976
                   1997         ---       ---                       ---
--------------------

(1) No executive officer named in the Summary Compensation Table received perquisites in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.
(2) Salary for Mr. Typaldos was accrued beginning August 1, 1998, based upon an annual rate of $250,000. No payments were made to Mr. Typaldos since August 1, 1998. No salary was accrued for Mr. Typaldos since July 1, 1999.
(3) Salary for Mr. Brondo reflects payments made during the five month period ended December 31, 1998, and for the period through June 30, 1999, based upon an annual rate of $250,000. No salary has been accrued or is due to Mr. Brondo after July 1, 1999. After January 1, 2000, Mr. Brondo also resigned his position as an executive of the Company, but remains on the Company's Board of Directors, and no salary, severance, retirement or any other payments have been accrued or are due to him.
(4) Salary for Messrs. Newman and Peipert reflect payments made during the five months period ended December 31, 1998, based on an annual rate of $250,000. As a result of the divestiture of CSI, Messrs Newman and Peipert are no longer employees or executives of the Company or its subsidiaries.
(5) Mr. Rochford's salary was paid during the fiscal year ended July 31, 1998.


Director
Compensation   Directors  currently  receive  no  cash  compensation  for  their services in that capacity.  Reasonable out of pocket expenses may
               be  reimbursed   directors  in  connection   with  attendance  at
               meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise noted, the following table sets forth certain information as of May 30, 2000 as to the security ownership of those persons owning of record or known to us to be the beneficial owner of more than five percent of our Common Stock and the security ownership of our Common Stock by each of our directors, director nominees, executive officers, and all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished by the respective director, director nominee, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of our Common Stock has been determined for this purpose in accordance with applicable rules and regulations promulgated under the Exchange Act. Except as otherwise described below, all shares of our Common Stock are owned directly and the indicated person has sole voting and investment power.

As of May 30, 2000, there were 17,119,226 shares of Common Stock and 100,000 options to purchase a like number of shares of Common Stock issued and outstanding. Unless otherwise noted, each beneficial owner's address is c/o the Company at 152 West 57th Street, 40th Floor, New York, New York 10019.

                             Number of Shares And
                             Amount and Nature of
Name of Beneficial Owner     Beneficial Ownership         Percent of Class
------------------------     --------------------         ----------------

Patra Holdings, LLC             10,000,000 (1)                 66.76%

Andreas Typaldos                10,350,000 (1)                 69.10%

Edwin T. Brondo                    101,000                        *

Michel Berty                        25,000                        *

Lloyd T. Rochford                  174,285 (2)                  1.16%

Executive officers and directors
as a group ( 4 persons)         10,650,285                     71.10%


*  Less than 1%

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
                        by and among Patra Capital Limited,  Patra Holdings LLC,
                        Conversion Services International, Inc., Scott Newman and Glenn Peipert

        *        2.3    Settlement  Agreement  effective  March 31, 2000,  among
                        Elligent  Consulting  Group,  Inc.  Scott Newman,  Glenn
                        Peipert and Arndreas Typaldos  regarding the arbitration
                        proceeding known as Elligent  Consulting Group, Inc. and
                                            ------------------------------------
                        Andreas Typaldos,  Petitioners v. Scott Newman and Glenn
                        -----------------  -------------------------------------
                        Peipert,    Respondents,    which    resulted   in   the
                        --------    ------------    -----    --------   --   ---
                        discontinuation of the operations of CSI.

        *        2.4    Agreement effective January 1, 2000 between Elligent
                        Consulting Group,Inc. and e-Vantage Company Limited

       (1)       3.1    Initial Articles of Incorporation

       (2)       3.2    Articles of Incorporation, as amended on January 5, 1990

       (4)       3.3    Articles of Incorporation, as amended on August 5, 1997

       (5)       3.4    Articles of Incorporation, as amended on July 25, 1998

       (1)       3.5    Initial Bylaws

       (3)       3.2    Bylaws, as amended on July 2, 1991

       (5)       3.3    Bylaws, as amended on April 1, 1998

        *       21.1    Subsidiaries

        *       23.1    Consent of Moore Stephens, P.C.

        *       27.1    Financial Data Schedule

____________
*  Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-18 (File Number 33- 23314) and filed herewith.
(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1989 and filed herewith.
(3) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1991 and filed herewith.
(4) Incorporated by reference to the Company's Form 10-KSB for the year ended July 31, 1997 and filed herewith.
(5) Incorporated by reference to the Company's Form 10-KSB for the year ended July 31, 1998 and filed herewith.

(6) Incorporated by reference to the Company's Form 8-K/A Amendment No. 3 to report dated September 21, 1998 and filed herewith.

b)    CURRENT REPORTS ON FORM 8-K

      None.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ELLIGENT CONSULTING GROUP, INC.,
                                        a Nevada corporation


                                        By  /s/ Andreas Typaldos
                                          -------------------------------
                                            Andreas Typaldos
                                            Chief Executive Officer

Dated: May 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature        Capacities in which signed            Date



/s/ Andreas Typaldos
--------------------
Andreas Typaldos             Chairman of the Board of Directors,May 30, 2000
                             Chief Executive Officer and President
                             (Principal Executive Officer)


/s/ Edwin T. Brondo
-------------------
Edwin T. Brondo              Director                           May 30, 2000




/s/ Michel Berty
----------------
Michel Berty                 Director                           May 30, 2000



/s/ Lloyd T. Rochford
---------------------
Lloyd T. Rochford            Director                           May 30, 2000

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                             $    60,523
  Trade Accounts Receivable - Net of Allowance
   for Doubtful Accounts of $110,330                                   467,074
  Due on Sale of Discontinued Operations                             1,442,139
  Other Current Assets                                                  16,604
                                                                   -----------

  Total Current Assets                                               1,986,340
                                                                   -----------

Property and Equipment - Net                                            20,097
                                                                   -----------

Other Assets:
  Investment in Marketable Securities                                  678,375
  Due from Employees                                                     3,063
                                                                   -----------

  Total Other Assets                                                   681,438
                                                                   -----------

  Total Assets                                                     $ 2,687,875
                                                                   ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                 $ 1,164,753
  Accrued Expenses                                                     753,566
  Income Taxes Payable                                                 107,831
  Accrued Interest - Stockholders                                      108,900
  Notes Payable - Stockholders                                       2,553,000
  Advances from Stockholders                                         3,034,691
  Net Liabilities in Excess of Net Assets of Discontinued
  Operations                                                         1,394,503
                                                                   -----------

  Total Current Liabilities                                          9,117,244
                                                                   -----------

Commitment and Contingencies [9]                                            --
                                                                   -----------

Stockholders' Equity:
  Common Stock - $0.001 Par Value; 50,000,000 Shares
   Authorized 14,979,226 Shares Issued of which 1,161,002 are
   in Treasury                                                          14,979

  Capital in Excess of Par Value                                     5,028,970

  Unearned Compensation                                                (94,500)

  Accumulated Deficit                                               (8,372,806)
                                                                   -----------

  Sub-total                                                         (3,423,357)
  Treasury Stock - 1,161,002 Shares at Cost                         (3,006,012)
                                                                   -----------

  Total Stockholders' Equity                                        (6,429,369)
                                                                   -----------

  Total Liabilities and Stockholders' Equity                       $ 2,687,875
                                                                   ===========

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                   Year ended  Five months ended
                                                   December 31,   December 31,
                                                     1 9 9 9        1 9 9 8
                                                     -------        -------

Income:
  Revenue                                          $ 3,328,907      $      --
  Cost of Revenue                                   (2,612,937)
                                                   -----------

  Gross Profit                                         715,970             --
                                                   -----------      ---------

Cost and Expenses:
  General and Administrative                         1,767,332        107,767
  Depreciation                                          10,093             --
  Amortization                                              --          4,390
                                                   -----------      ---------

  Total Cost and Expenses                            1,777,425        112,157
                                                   -----------      ---------

Operating Loss                                      (1,061,455)      (112,157)
                                                   -----------      ---------

Other Expenses:
  Interest Expense - Stockholders                           --         (9,540)
  Interest Expense                                    (642,342)            --
                                                   -----------      ---------

  Total Other Expense                                 (642,342)        (9,540)
                                                   -----------      ---------

  Loss from Continuing Operations                   (1,703,797)      (121,697)

Discontinued Operations:
  Loss from Operations of Discontinued Business
   Segment [Net of Taxes of $103,425 in 1999
   and Deferred Tax Benefit of $120,000 in 1998]    (3,492,755)      (617,283)
  Loss on Disposal of Business Segment Including a
   Provision of $800,000 for Operating Losses Durin
   the Phase out Period [Net of Taxes of $-0-]      (2,244,909)            --

Deferred Income Tax [Benefit]                         (103,391)       (60,200)
                                                   -----------     ----------

  Net Loss                                         $(7,338,070)    $ (678,780)
                                                   ===========     ==========

  Loss per Share of Common Stock:
   Loss from Continuing Operations                 $     (.08)     $     (.01)
   Loss from Operation of Discontinued Operations  $     (.22)     $     (.04)
   Loss on Disposal of Discontinued Operations     $     (.13)     $       --


  Basic and Diluted Loss per Share of Common Stock $     (.43)     $     (.05)
                                                   ==========      ==========

  Weighted Average Shares of Common Stock
   Outstanding                                     14,841,183      14,544,225
                                                   ==========      ==========



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
FOR THE YEAR ENDED DECEMBER 31, 1999.
[UNAUDITED]
------------------------------------------------------------------------------


                                                                                                 Total
                                             Capital in                                      Stockholders'
                             Common Stock    Excess of   Unearned    Treasury  Accumulated       Equity
                           Shares    Amount  Par Value Compensation    Stock      Deficit      [Deficit]
                           ------    ------  --------- ------------    -----      -------      ---------

Balance - December 31,
 1998                    14,544,225 $ 14,544 $2,992,517 $      --  $       --  $  (831,894)  $ 2,175,167

Equity of Merged Entity
 [1]                             --       --      1,000        --          --     (202,842)     (201,842)

Common Stock Issued
 on January 21, 1999        250,001      250  1,499,750        --          --           --     1,500,000

Common Stock Issued
 on April 15, 1999 in
 Payment for Services        63,000       63    377,937  (378,000)         --           --            --

Treasury Stock Purchased
 61,002 Shares on
 June 30, 1999                   --       --         --        --    (366,012)          --      (366,012)

Stock Options Exercised
 on June 30, 1999            22,000       22      1,078        --          --           --         1,100

Stock Options Exercised
 on November 30, 1999       100,000      100      4,900        --          --           --         5,000

Imputed Interest [8]             --       --    151,788        --          --           --       151,788

Amortization of Unearned
 Compensation                    --       --         --   283,500          --           --       283,500

Disposal of Subsidiary           --       --         --        --  (2,640,000)          --    (2,640,000)

Net Loss for the Year
 Ended December 31, 1999         --       --         --        --          --   (7,338,070)   (7,338,070)
                         ----------  ------- ----------  -------- -----------  -----------  ------------

 Balance - December 31,
   1999                  14,979,226 $ 14,979 $5,028,970 $ (94,500)$(3,006,012) $(8,372,806) $ (6,429,369)
                         ========== ======== ========== ========= ===========  ===========  ============



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                   Year ended  Five months ended
                                                   December 31,   December 31,
                                                     1 9 9 9        1 9 9 8
                                                     -------        -------

Operating Activities:
  Net Loss from Continuing Operations             $(1,703,797)     $ (61,497)
                                                   ----------      ---------
  Adjustments to Reconcile Net Loss to
   Cash [Used For] Operating Activities:
   Depreciation and Amortization                       10,093          4,390
   Provision for Doubtful Accounts                    176,555             --
   Amortization of Discount                           110,330             --
   Imputed Interest                                   151,788        213,911
   Deferred Income Tax Benefit                       (103,391)       (60,200)
   Non-Cash Consideration for Marketing Services      (94,500)            --

  Change in Assets and Liabilities:
   [Increase] Decrease In:
     Accounts Receivable                             (577,404)            --
     Other Current Assets                               1,270        (17,872)
     Due from Employees                                (3,063)            --
     Other Assets                                     103,002        (43,313)

   Increase [Decrease] In:
     Accounts Payable                                 816,325        (62,896)
     Accrued Expenses                                 693,559        (61,942)
     Accrued Expenses - Related Parties               157,349        108,551
     Income Taxes Payable                            (117,669)            --
                                                   ----------      ---------

   Total Adjustments                                1,324,244         80,629
                                                   ----------      ---------

  Net Cash - Continuing Operations                   (379,553)        19,132
                                                   ----------      ---------

Discontinued Operations:
  Loss From Discontinued Business                  (3,492,755)      (617,283)
  Adjustments to Reconcile Loss to Net Cash:
   Depreciation and Amortization                      916,099        356,663
  Loss on Disposal of Businesses [Including
   Provision of $800,000 for Operating Loss
   During Phase Out Period]                        (2,244,909)            --
  Changes in Net Assets, Liabilities                6,286,288     (2,213,393)
                                                   ----------     ----------

  Net Cash - Discontinued Operations                1,464,723     (2,474,013)
                                                   ----------     ----------

Investing Activities - Continuing Operations:
  Purchase of Property and Equipment                   (3,443)            --
                                                   ----------      ---------

Investing Activities - Discontinued Operations:
  Purchase of Property and Equipment               $ (403,869)    $ (74,341)



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                  Year ended   Five months ended
                                                  December 31,    December 31,
                                                    1 9 9 9         1 9 9 8
                                                    -------         -------
Financing Activities - Continuing Operations:
  Increase in Cash Overdraft                      $  (74,612)      $  24,549
  Due to Affiliates                                  138,441              --
  Advances from Stockholders                         166,453       1,068,955
  Proceeds from Notes Payable - Stockholders          53,000              --
  Payment on Notes Payable - Stockholders           (750,000)             --
  Acquisition of Treasury Stock                     (366,012)             --
  Proceeds from Issuance of Common Stock               6,100              --
                                                  ----------       ---------

  Net Cash - Financing Activities - Continuing
    Operations                                      (826,630)      1,093,504
                                                    --------       ---------

Financing Activities - Discontinued Operations:
  Increase in Overdraft                             (130,496)        322,516
  Payments on Notes and Leases                       (60,809)        (38,863)
  Proceeds of Demand Notes Payable                   400,000         815,000
                                                  ----------       ---------

  Net Cash - Financing Activities                    208,695       1,098,653
                                                  ----------       ---------

  Net Increase [Decrease] in Cash                     59,923        (337,065)

Cash - Beginning of Periods                              600         337,665
                                                  ----------       ---------

  Cash - End of Periods                           $   60,523       $     600
                                                  ==========       =========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Periods for:
   Interest                                       $  108,000       $ 210,953
   Income Taxes                                   $       --       $      --

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

  During the March and April 1999, the Company issued 250,001 shares of common stock valued at $1,500,000 to related parties in settlement of the January 21, 1999, installment of notes payable related to the acquisition of CSI.

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

On September 21, 1998, effective August 1, 1998, for accounting purposes, the Company through its wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. ["CSI"] and Doorways, Inc. ["Doorways"]. Doorways is a wholly-owned subsidiary of CSI. The operations of CSI and Doorways are included in the Company's results of operations commencing on August 1, 1998. The purchase price was $12,298,885, consisting of 1,100,000 shares of the Company's common stock [valued at $2,640,000], cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, less amounts due from stockholders acquired in the transaction of $582,399. The net discounted value of the consideration, net of the acquired loan from the stockholders, was $7,561,292. CSI was disposed of on March 31, 2000.

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

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies

[A] Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Elligent Consulting Services, Inc. ["ECS"]. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

[E] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with a high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no amount as of December 31, 1999, with financial institutions subject to credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[F] Income Taxes - Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

[G] Cash and Cash Equivalents - The Company considers certain highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents at December 31, 1999.

[H] Basic and Diluted Loss per Common Share - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share. Under SFAS 128," loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. In the Company's present position, diluted loss per share is the same as basic loss per share. Securities that could potentially dilute EPS in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options [See Notes 8 and 13].

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

[I] Impairment - Certain long-term assets of the Company are reviewed periodically as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1999, management expects these remaining assets to be fully recoverable.

[J] Stock Options and Similar Equity Instruments - On August 1, 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[3] Discontinued Operations

In (December 1999), the Company adopted a formal plan to dispose of CSI. The disposal date was March 31, 2000.

(Add description of the transaction)

Assets and Liabilities disposed of consisted of the following at the disposal date:

Assets:
   Cash                                                          $  110,361
   A/r  Net                                                       2,431,645
   Other Current Assets                                               6,945
   Fixed Assets Net                                                 315,654
   Goodwill Net                                                    (260,446)
   Other Assets                                                      35,958
                                                                 ----------

   Total Assets                                                   2,640,117
                                                                 ----------

Liabilities:
  Cash Overdraft                                                    192,020
  Accounts Payable                                                1,063,211
  Accrued Expenses                                                   94,405
  Loans                                                           2,362,500
  Leases                                                            168,851
  Due to Affiliates                                                 (45,968)
  Stockholder Loans                                                (582,399)
  Accrued Expenses - Phase Out                                      800,000
                                                                -----------

   Total Liabilities                                              4,052,620
                                                                -----------

   Net Liabilities in Excess of Net Assets of Discontinued
     Operations                                                 $(1,412,503)
   -------------------------------------------------------      ===========

Net assets to be disposed of, at their expected net realizable values, have been respectively classified in the accompanying balance sheet at December 31, 1999

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[4] Due From Employees

The amounts due from employees of $3,063 at December 31, 1999, consist of loans and advances which are non-interest bearing and have no stated terms of repayment.

[5] Employee Benefit Plan

The Company has adopted a pension plan pursuant to Section 401 [K] of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation up to the maximum allowable amount. Employee contributions vest immediately. The Company is not required to make a matching contribution. The Company's contribution to the Plan was 25% of the first $10,000 of employee contributions which amounted to a charge to operations of $(?) for the year ended December 31, 1999. The Company's contributions vest in 20% increments annually, beginning with two years of service, until fully vested after six years of service.

[6] Related Party Transactions

Amounts due to affiliates of $162,533 are working capital loans due to affiliated companies controlled by a principal stockholder of the Company. The loans are non-interest bearing and have no stated terms of repayment.

The advances from stockholders of $2,872,156 are working capital advances which were non-interest bearing until August 1, 1999. Since July 31, 1999, the loans bear interest at 8% and have no stated terms of repayment. Imputed interest expense of $151,788 was recorded at 8% interest for the seven months ended July 31, 1999, and was recorded as an increase to capital in excess of par value.

Notes Payable - Stockholders represent amounts due to Patra. Total notes payable as of December 31, 1999, are $2,500,000. The remaining payments were expected to be made on August 1, 1999. Discussions are now ensuing to determine when the notes will be paid. This will be determined through formal arbitration.

Since July 31, 1999, the notes bear interest at 8%. Interest expense of $83,333 was recorded for the five months ended December 31, 1999

[7] Commitments and Contingencies

The Company occupies office space, which is leased by a related company, of which one of the stockholders is a stockholder of the Company, under an operating lease which expires in April of 2002. The Company pays rent in the amount of $1,500 on a month-to-month basis.

[8] Fair Value of Financial Instruments

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

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[9] Income Tax [Benefit]

The income tax [benefit] consists of the following:

Current Taxes:
  Federal                                                $        --
  State                                                           --
                                                         -----------

  Total                                                           --
                                                         -----------

Deferred Taxes:
  Federal                                                   (103,391)
  State                                                           --
                                                         -----------

  Total                                                     (103,391)
                                                         -----------

  Income Tax [Benefit]                                   $  (103,391)
  --------------------                                   ===========

[10] Common Stock

Effective as of August 1, 1998, the Company issued 12,950,000 additional common shares.

[11] Stock Options

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

The following table summarizes the activity in common shares subject to incentive stock options for the year ended December 31, 1999:

                                                                Weighted Average
                                                 Number of Shares Exercise Price
                                                 ---------------- --------------

December 31, 1998 - Balance                               90,100   $    5.00

  Granted                                                173,400   $    1.60
  Exercised                                              122,000   $    0.05
  Canceled or Expired                                     12,350   $    5.00
                                                   -------------   ---------

  Options Outstanding at December 31, 1999               129,150   $    3.65
  ----------------------------------------         =============   =========

There were 30,033 options exercisable at December 31, 1999.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[11] Stock Options [Continued]

The following table summarizes information about stock options outstanding at December 31, 1999:

                                           Options Outstanding
                              Weighted-Average
                               Number           Remaining      Weighted-Average
        Exercise Prices      Outstanding    Contractual Life    Exercise Price
        ---------------      -----------    ----------------    --------------

         $1.60 - 8.00         129,150             8.72             $ 3.65
                              =======

There was no compensation cost recognized in income for the year ended December 31, 1999.

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

                           Risk-Free Expected Expected
                          Interest Rate  Expected Life Volatility      Dividends
                          -------------  ------------- ----------      ---------

1999                         4.70%         3 Years         51.97%        N/A

[12] Subsequent Event

Litigation with CSI - During July 1999, a dispute arose between the former owners of CSI and Elligent regarding the future management of the Company. Resulting from that dispute, a temporary restraining order (TRO) was issued by the United States District Court for the District of New Jersey. Pursuant to the TRO, the former owners of CSI are now running that company on behalf of Elligent. As a result of arbitration Elligent in December of 1999, adopted a form plan to divest CSI [described above in Note 3] and completed the transaction on March 31, 2000.

[14] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the course of business.

As of December 31, 1999, the Company had a working capital deficit of approximately $6,180,000 and utilized cash for operations of approximately $380,000 for the year ended December 31, 1999. The related party obligations are principally due to the principal stockholder of the Company and entities owned or controlled by him.

The Company believes that sufficient sources of funds exist to cover working capital needs. The principal sources of these funds are additional financing sources.

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