Form 10KSB/A
period 1999-12-31
ELLIGENT CONSULTING GROUP INC
filed 2000-05-31
CIK 814741

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        ------------------------------

                                  FORM 10-KSB/A

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

Unprofitable Operating
History, Discontinued
Operations and Limited
Financial
Resources      Our Company began  operations  by  purchasing  CSI, the Company's first operating  subsidiary which has since been  discontinued as of December 31, 1999 (the "Discontinued  Business"),  in order to enter into the IT Technology Consulting business on September 21,
               1998.  While the CSI operating  subsidiary  was  profitable,  the consolidated  operations of the Company,  which  include  holding company overhead,  executive and administration  costs, legal and professional  expenditures  in connection with the acquisition of
               CSI, and legal and  professional  expenditures in connection with
               other   acquisitions  and  plans,   have  not  historically  been
               profitable,  and as of December 31, 1999, the Company  suffered a net loss of  $7,338,070,  and at  December  31,  1999,  had a net
               capital deficiency and a net working capital deficiency.  Of this
               $7,338,070 net loss , $3,492,755 was contributed from losses from operations  of  the  Discontinued  Business  and  $2,244,909  was
               contributed from losses on disposal of the Discontinued Business,
               for  a  total  of  $5,737,664  of  net  losses   related  to  the
               Discontinued Business. These
               conditions raise substantial doubts about our ability to continue as a going concern. During fiscal 2000, we expect to meet working capital  and  other  cash  requirements  with cash  derived  from
               operations  and  other  financing  as  required,   including  the
               issuance of equity  securities and other  consideration  that can dilute current  owners or investors  purchasing our Common Stock, although  there can be no assurance  that we will  generate  cash from our  operations  in the near  future or that we will  obtain financing on  acceptable  terms.  We must continue to improve the efficiency  of our  operations  to achieve and maintain  positive
               cash  flow  from   operations.   See  "-  Liquidity  and  Capital
               Resources,"  and Note 10- Going Concern of the Notes to Financial
               Statements. There is no assurance, however, that we will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs, or that we will be able to achieve profitability on a consistent basis.

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

Balance Sheet Data


                                            As at December 31, 1999
                                                    Actual
                                                    ------

Current Assets                                   $    1,273
Total Assets                                          1,293
Current Liabilities                                   7,723
Total Liabilities                                     7,723
Shareholders' Equity                                 (6,429)

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




/s/ Michel Berty
----------------
Michel Berty                 Director                           May 30, 2000



/s/ Lloyd T. Rochford
---------------------
Lloyd T. Rochford            Director                           May 30, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Elligent Consulting Group, Inc.
  New York, New York



            We have audited the accompanying consolidated balance sheet of Elligent Consulting Group, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999, and the five months ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elligent Consulting Group, Inc. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, and the five months ended December 31, 1998, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company incurred a net loss of approximately $7,338,000 and utilized cash for operating activities of approximately $380,000 for the year ended December 31, 1999, and had a working capital deficit of approximately $6,449,000 at December 31, 1999. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
May 5, 2000

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                              $    60,523
  Trade Accounts Receivable - Net of Allowance
   for Doubtful Accounts of $110,330                                    467,074
  Net Assets of Discontinued Operations                                 726,011
  Other Current Assets                                                   19,667
                                                                    -----------

  Total Current Assets                                                1,273,275
                                                                    -----------

Other Assets                                                             20,097
                                                                    -----------

  Total Assets                                                      $ 1,293,372
                                                                    ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $ 1,164,753
  Accrued Expenses                                                      753,566
  Income Taxes Payable                                                  107,831
  Accrued Interest - Stockholders                                       108,900
  Notes Payable - Stockholders                                        2,500,000
  Advances from Stockholders                                          2,872,156
  Due to Affiliates                                                     215,535
                                                                    -----------

  Total Current Liabilities                                           7,722,741
                                                                    -----------

Commitment and Contingencies                                                 --
                                                                    -----------

Stockholders' Equity:
  Common Stock - $0.001 Par Value; 50,000,000 Shares
   Authorized 14,979,226 Shares Issued of which 1,161,002 are
   in Treasury                                                           14,979

  Capital in Excess of Par Value                                      5,028,970

  Unearned Compensation                                                 (94,500)

  Accumulated Deficit                                                (8,372,806)
                                                                    -----------

  Sub-total                                                          (3,423,357)
  Treasury Stock - 1,161,002 Shares at Cost                          (3,006,012)
                                                                    -----------

  Total Stockholders' Equity                                         (6,429,369)
                                                                    -----------

  Total Liabilities and Stockholders' Equity                        $ 1,293,372
                                                                    ===========

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                    Year ended Five months ended
                                                   December 31,  December 31,
                                                      1 9 9 9       1 9 9 8
                                                      -------       -------

Income:
  Revenue                                           $3,328,907     $      --
  Cost of Revenue                                   (2,612,937)
                                                    ----------

  Gross Profit                                         715,970            --
                                                    ----------     ---------

Cost and Expenses:
  General and Administrative                         1,767,332       107,767
  Depreciation                                          10,093            --
  Amortization                                              --         4,390
                                                    ----------     ---------

  Total Cost and Expenses                            1,777,425       112,157
                                                    ----------     ---------

Operating Loss                                      (1,061,455)     (112,157)
                                                    ----------     ---------

Other Expenses:
  Interest Expense - Stockholders                           --        (9,540)
  Interest Expense                                    (642,342)           --
                                                    ----------     ---------

  Total Other Expense                                 (642,342)       (9,540)
                                                    ----------     ---------

  Loss from Continuing Operations                   (1,703,797)     (121,697)

Discontinued Operations:
  Loss from Operations of Discontinued Business
   Segment [Net of Taxes of $103,425 in 1999 and
   Deferred Tax Benefit of $120,000 in 1998]        (3,492,755)     (617,283)
  Loss on Disposal of Business Segment Including a
   Provision of $800,000 for Operating Losses
   During the Phase out Period Net of
   Taxes of $-0-]                                   (2,244,909)           --

Deferred Income Tax [Benefit]                         (103,391)      (60,200)
                                                    ----------     ---------

  Net Loss                                         $(7,338,070)    $(678,780)
                                                   ===========     =========

  Loss per Share of Common Stock:
   Loss from Continuing Operations                 $      (.08)    $    (.01)
   Loss from Operation of Discontinued Operations  $      (.22)    $    (.04)
   Loss on Disposal of Discontinued Operations     $      (.13)    $      --


  Basic and Diluted Loss per Share of Common Stock $      (.43)    $    (.05)
                                                   ===========     =========

  Weighted Average Shares of Common Stock
   Outstanding                                      14,841,183      14,544,225
                                                   ===========      ==========



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT] FOR THE YEAR ENDED DECEMBER 31, 1999.
------------------------------------------------------------------------------

                                                                                                             Total
                                                Capital in                                                Stockholders'
                                Common Stock     Excess of   Unearned   Treasury Accumulated  Subscription   Equity
                              Shares   Amount   Par Value  Compensation   Stock    Deficit     Receivable   [Deficit]
                              ------   ------   ---------  ------------   -----    -------     ----------   ---------

  Balance - July 31, 1998       1,000  $ 1,000  $       --   $    --  $       --   $ (153,114)  $ (1,000)$  (153,114)

Common Stock Issued in
 Merger                    12,950,000   12,950   2,627,050        --          --           --         --   2,640,000

Acquired Equity of Merged
 Company                    1,594,225    1,594     331,310        --          --           --         --     332,904

Recapitalization               (1,000)  (1,000)         --        --          --           --      1,000          --

Imputed Interest                   --       --      34,157        --          --           --         --      34,157

Net Loss for the Five
 Months Ended December 31,
  1998                             --       --          --        --          --     (678,780)        --    (678,780)
                           ----------  -------  ----------   -------  ----------   ----------   -------- -----------

  Balance - December 31,
   1998                    14,544,225   14,544   2,992,517        --          --     (831,894)        --   2,175,167

Equity of Merged Entity            --       --       1,000        --          --     (202,842)        --    (201,842)

Common Stock Issued on
  January 21, 1999            250,001      250   1,499,750        --          --           --         --   1,500,000

Common Stock Issued on
 April 15, 1999
  in Payment for Services      63,000       63     377,937  (378,000)         --           --         --          --

Treasury Stock Purchased
 61,002 Shares
 on June 30, 1999                  --       --          --        --    (366,012)          --         --    (366,012)

Stock Options Exercised on
  June 30, 1999                22,000       22       1,078        --          --           --         --       1,100

Stock Options Exercised on
  November 30, 1999           100,000      100       4,900        --          --           --         --       5,000

Imputed Interest                   --       --     151,788        --          --           --         --     151,788

Amortization of Unearned
 Compensation                      --       --          --   283,500          --           --         --     283,500

Disposal of Subsidiary [3]         --       --          --        --  (2,640,000)          --         --  (2,640,000)

Net Loss for the Year Ended
  December 31, 1999                --       --          --        --          --   (7,338,070)       --   (7,338,070)
                           ----------  -------   ---------   -------  ----------  -----------  --------  -----------

  Balance - December 31,
   1999                    14,979,226  $14,979  $5,028,970  $(94,500)$(3,006,012) $(8,372,806) $     --  $(6,429,369)
                           ==========  =======  ==========  ======== ===========  ===========  ========  ===========

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                   Year ended  Five months ended
                                                   December 31,   December 31,
                                                     1 9 9 9        1 9 9 8
                                                     -------        -------

Operating Activities:
  Net Loss from Continuing Operations              $(1,703,797)    $ (61,497)
                                                   -----------     ---------
  Adjustments to Reconcile Net Loss to
   Cash [Used For] Operating Activities:
   Depreciation and Amortization                       10,093          4,390
   Provision for Doubtful Accounts                    176,555             --
   Amortization of Discount                           110,330             --
   Imputed Interest                                   151,788        213,911
   Deferred Income Tax Benefit                       (103,391)       (60,200)
   Non-Cash Consideration for Marketing Services      (94,500)            --

  Change in Assets and Liabilities:
   [Increase] Decrease In:
     Accounts Receivable                             (577,404)            --
     Other Current Assets                               1,270        (17,872)
     Due from Employees                                (3,063)            --
     Other Assets                                     103,002        (43,313)

   Increase [Decrease] In:
     Accounts Payable                                 816,325        (62,896)
     Accrued Expenses                                 693,559        (61,942)
     Accrued Expenses - Related Parties               157,349        108,551
     Income Taxes Payable                            (117,669)            --
                                                   ----------      ---------

   Total Adjustments                                1,324,244         80,629
                                                   ----------      ---------

  Net Cash - Continuing Operations                   (379,553)        19,132
                                                   ----------      ---------

Discontinued Operations:
  Loss From Discontinued Business                  (3,492,755)      (617,283)
  Adjustments to Reconcile Loss to Net Cash:
   Depreciation and Amortization                      916,099        356,663
  Loss on Disposal of Businesses [Including
   Provision of $800,000 for Operating Loss
   During Phase Out Period]                        (2,244,909)            --
  Changes in Net Assets, Liabilities                6,286,288     (2,213,393)
                                                   ----------     ----------

  Net Cash - Discontinued Operations                1,464,723     (2,474,013)
                                                   ----------     ----------

Investing Activities - Continuing Operations:
  Purchase of Property and Equipment                   (3,443)            --
                                                   ----------      ---------

Investing Activities - Discontinued Operations:
  Purchase of Property and Equipment               $ (403,869)     $ (74,341)



See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
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

On July 23, 1998, the Registrant, through its wholly owned subsidiary Patra Acquisition, Inc., a Delaware corporation ["Patra Acquisition"], entered into a Non-Binding Letter of Intent [the "Letter of Intent"] with Patra Capital Ltd., a Delaware corporation ["Patra Capital"]. The Letter of Intent provided for the execution of a definitive merger agreement [the "Merger Agreement"]. Pursuant to the Merger Agreement, Patra Capital merged with Patra Acquisition and Patra Capital, the surviving corporation of the merger, became a wholly owned subsidiary of the Registrant [the "Reorganization"]. As part of the Reorganization, the Registrant changed its name to Elligent Consulting Group, Inc. and Patra Capital changed its name to Conversion Services International, Inc. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, the Registrant issued 12,950,000 shares of its restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became the management of the Company. The merger was accounted for as a Recapitalization of the Company with Patra as the acquiror.

On September 21, 1998, effective August 1, 1998, for accounting purposes, the Company through its wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. ["CSI"] and Doorways, Inc. ["Doorways"]. Doorways is a wholly-owned subsidiary of CSI. The operations of CSI and Doorways are included in the Company's results of operations commencing on August 1, 1998. The purchase price was $12,298,885, consisting of 1,100,000 shares of the Company's common stock [valued at $2,640,000], cash payments of $1,500,000 delivered at the closing and notes payable of $8,500,000, less amounts due from stockholders acquired in the transaction of $582,399. The net discounted value of the consideration, net of the acquired loan from the stockholders, was $7,561,292. CSI was disposed of on March 31, 2000 [See Note 3].

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

[H] Basic and Diluted Loss per Common Share - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share. Under SFAS 128," loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. In the Company's present position, diluted loss per share is the same as basic loss per share. Securities that could potentially dilute EPS in the future include the issuance of common stock in settlement of notes payable and the exercise of stock options.

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

[3] Discontinued Operations

In December 1999, the Company adopted a formal plan to dispose of CSI. The disposal date was March 31, 2000.

As part of the settlement agreement relating to the arbitration proceeding known as Elligent Consulting Group, Inc. and Andreas Typaldos, Petitioners v. Scott Newman and Glenn Peipert, Respondents, CSI was returned to its original owners, Newman and Peipert. The settlement was agreed to as of March 31, 2000.

The arbitration was settled by the return to the Company of 1,100,000 shares of Company common stock [valued at $2.40 per share] by Newman and Peipert, a payment by them to the Company of $500,000, plus CSI promissory notes of $500,000 due September 30, 2000 and $500,000 due March 31, 2001. The notes are personally guaranteed by the individuals. Additionally, the Company received marketable securities valued at $678,375 and the original purchase price of CSI's stock was adjusted by an amount equal to the remaining unpaid balance of certain promissory notes due from the Company to the individuals.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[3] Discontinued Operations [Continued]

Assets and Liabilities disposed of consisted of the following at the disposal date:

Assets:
   Cash                                                          $  110,361
   Accounts Receivable - Net                                      2,431,645
   Other Current Assets                                               6,945
   Notes Receivable                                               1,442,139
   Marketable Securities                                            678,375
   Other Assets                                                      91,166
   Due from Related Parties                                         628,367
                                                                 ----------

   Total Assets                                                   5,388,998
                                                                 ----------

Liabilities:
  Cash Overdraft                                                    192,020
  Accounts Payable                                                1,045,211
  Accrued Expenses                                                   94,405
  Loans                                                           2,362,500
  Leases                                                            168,851
  Accrued Expenses - Phase Out                                      800,000
                                                                 ----------

   Total Liabilities                                              4,662,987
                                                                 ----------

   Net Assets of Discontinued Operations                         $  726,011
   -------------------------------------                         ==========

Net assets to be disposed of, at their expected net realizable values, have been respectively classified in the accompanying balance sheet at December 31, 1999.

Revenues of the discontinued segment were approximately $22,230,000 for the year ended December 31, 1999.

The fair value of marketable securities is approximately $226,000 less than the fair value at March 31, 2000. Management believes this decline to be temporary.

[4] Due From Employees

Included in other current assets are amounts due from employees of $3,063, consisting of loans and advances which are non-interest bearing and have no stated terms of repayment.

[5] Related Party Transactions

Amounts due to affiliates of $215,535 are working capital loans due to affiliated companies controlled by a principal stockholder of the Company. The loans are non-interest bearing and have no stated terms of repayment.

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

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[5] Related Party Transactions [Continued]

Notes Payable - Stockholders represent amounts due to principal stockholders of the Company. Total notes payable as of December 31, 1999, are $2,500,000. The remaining payments were expected to be made on August 1, 1999. Discussions are now ensuing to determine when the notes will be paid.

Since July 31, 1999, the notes bear interest at 8%. Interest expense of $83,333 was recorded for the five months ended December 31, 1999

[6] Commitments and Contingencies

The Company occupies office space, which is leased by a related company, of which one of the stockholders is a stockholder of the Company, under an operating lease which expires in April of 2002. The Company pays rent in the amount of $1,500 on a month-to-month basis.

[7] Fair Value of Financial Instruments

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

[8] Income Tax [Benefit]

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

[9] Stock Options

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

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[9] Stock Options [Continued]

The following table summarizes the activity in common shares subject to incentive stock options for the five months ended December 31, 1998:

                                                                Weighted Average
                                                 Number of Shares Exercise Price

July 31, 1998 - Balance                                       --   $      --

  Granted                                                 90,100   $    5.00
  Exercised                                                   --   $      --
  Canceled or Expired                                         --   $      --
                                                   -------------   ---------

  Options Outstanding at December 31, 1998                90,100   $    5.00
  ----------------------------------------         =============   =========

No options were exercisable at December 31, 1998.

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

                           Risk-Free Expected Expected
                          Interest Rate  Expected Life Volatility      Dividends

1998                         4.95%         3 Years         80.26%        N/A

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[9] Stock Options [Continued]

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

                           Risk-Free Expected Expected
                          Interest Rate  Expected Life Volatility      Dividends

1999                         4.70%         3 Years         51.97%        N/A

[10] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the ordinary course of business.

As of December 31, 1999, the Company had a working capital deficit of approximately $6,449,000, and incurred a net loss of approximately $7,338,000 and utilized cash for operations of approximately $380,000 for the year ended December 31, 1999. The working capital deficit reflects amounts due to principal stockholders and affiliates of approximately $5,697,000.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


[10] Going Concern [Continued]

The Company believes that sufficient sources of funds exist to cover working capital needs. The principal sources of these funds are (i) anticipated cash flow from operations, (ii) the issuance of Company common stock and (iii) other public and private financing sources, including strategic partners with whom the Company is doing or plans to do business and existing shareholders of the Company that have an interest in preserving their investment in the Company.

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

[11] Subsequent Events

Effective January 1, 2000, the Company acquired all of the issued and outstanding stock of e-Vantage Company Limited ["e-Vantage"], a consulting technology company. The Company issued 1,000,000 shares of its common stock in connection with the acquisition. Substantial working capital advances have been made to e-Vantage since the acquisition date.

In  April  2000,   140,000  shares  of  Company  common  stock  were  issued  in consideration of payment for legal fees.

[12] New Authoritative Pronouncements

In March 2000, the Financial Accounting Standards Board issued Interpretation #44, "Accounting for Certain Transactions involving Stock Compensation," among other issues, this interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequent of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination in relation to (c) the interpretation states, "If the exercise price of fixed stock option award is reduced, the award shall be accounted for as a variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. The exercise price of an option award has been reduced if the fair value of the consideration required to be remitted by the grantee upon exercise is less than or potentially less than the fair value of the consideration that was required to be remitted pursuant to the award's original terms."

The interpretation is generally effective July 1, 2000.


                        .   .   .   .   .   .   .   .   .