Form 10QSB
period 2000-03-31
ELLIGENT CONSULTING GROUP INC
filed 2000-06-26
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000   Commission File Number 000-25257


                         ELLIGENT CONSULTING GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                87-0453842
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                        152 West 57th Street, 40th Floor
                              New York, N. Y. 10019
                    ----------------------------------------
                    (Address of principal executive offices)

  Registrant's current telephone number, including area code: (212) 765-2915
                                                             ----------------

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

The Registrant has only one class of Common Stock outstanding. As of March 31, 2000, there were 17,199,226 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         ELLIGENT CONSULTING GROUP, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet as of March 31, 2000 (unaudited)     3

             Consolidated Statement of Operations for the three months
             ended March 31, 2000 (unaudited) and for the three months
             ended March 31, 1999 (unaudited)                                5

             Consolidated Statement of Cash Flows for the three months
             ended March 31, 2000 (unaudited) and for the three months
             ended March 31, 1999 (unaudited)                                6

             Consolidated Statement of Stockholders' Equity for the
             three months ended March 31, 2000 (unaudited)                   8

             Notes to Consolidated Financial Statements (unaudited)          9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       9

PART II. OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                      12

     Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                  13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000 [UNAUDITED]



ASSETS
CURRENT ASSETS:
   Cash                                                               $  193,911
   Trade Accounts Receivable                                             792,001
   Net Assets of Discountined Operations                                 726,013
   Other assets                                                           72,729
                                                                      ----------

   TOTAL CURRENT ASSETS                                                1,784,653
                                                                      ----------

OTHER ASSETS                                                             515,888
                                                                      ----------


TOTAL ASSETS                                                          $2,300,541
                                                                      ==========

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000 [UNAUDITED]



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable                                                   $ 1,453,138
 Accrued Expenses                                                       893,776
 Income Taxes Payable                                                   107,831
 Accrued Interest Stockholders                                          106,233
 Notes payable - Stockholders                                         2,500,000
 Advances from Stockholders                                           3,069,888
 Due to Affiliates                                                      785,962
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                       8,916,847
                                                                    -----------

STOCKHOLDERS' EQUITY:
 Common Stock                                                            16,979
 Capital in excess of par value                                       6,026,971
 Unearned compensation
 Accumulated Deficit                                                 (8,372,806)
 Current Loss                                                        (1,031,438)
 Less:  Treasury Stock                                               (3,006,012)
 Less:  Subscription Receivable                                        (250,000)
                                                                    -----------

      TOTAL STOCKHOLDERS' EQUITY                                     (6,616,306)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,300,541
                                                                    ===========


See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS


                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                          MARCH 31, 2000        MARCH 31, 1999
                                           [UNAUDITED]            [UNAUDITED]
                                          ------------           ------------
INCOME:
  Revenue                                 $    939,458           $    496,349
  Cost of services                             639,549                401,145
                                          ------------           ------------

  Gross profit                                 299,910                 95,204
                                          ------------           ------------
COSTS AND EXPENSES:
  General and administrative                 1,280,974                551,728
  Depreciation                                     373                    286
  Amortization                                       0                  2,634
                                          ------------           ------------

      Total Costs and Expenses               1,281,348                554,647
                                          ------------           ------------

Operating loss                                (981,438)              (459,444)
                                          ------------           ------------
Other expense:
  Interest Expense - Stockholders              (50,000)                   (54)
  Interest Expense                                   0                (46,151)
                                          ------------           ------------

      Total Other Expense                      (50,000)               (46,205)
                                          ------------           ------------
Loss from Continuing Operations             (1,031,438)              (505,649)
Income Tax Benefit                                                   (159,200)
Discontinued Operations                                              (346,449)
                                          ------------           ------------
      Total Loss                            (1,031,438)              (759,016)
                                          ============           ============
Loss per Share of Common Stock:
 Loss from Continuing Operations          $      (0.06)          $      (0.05)
                                          ============           ============

BASIC AND DILUTED LOSS PER SHARE          $      (0.06)          $      (0.05)
                                          ============           ============
WEIGHTED AVERAGE SHARES OF COMMON
 STOCK OUTSTANDING                          16,623,670             14,684,675
                                          ============           ============

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THREE MONTHS ENDED
MARCH 31, 2000 [UNAUDITED]

                                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                                          MARCH 31, 2000         MARCH 31, 1999
                                                            (UNAUDITED)           (UNAUDITED)
                                                             -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $(1,031,438)          $  (346,449)
 Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and Amortization                                                         2,002
  Provision for Doubtful Accounts
  Amortization of Discount                                       94,500
  Imputed Interest
  Deferred income tax benefit
  Non-cash consideration for marketing services
 Change in Assets and Liabilities:
  [Increase] decrease in:
    Accounts receivable                                        (324,927)             (185,748)
    Other current assets                                        (53,062)             (201,124)
    Security Deposits                                             4,209                64,862
    Due from employees
    Due from affiliates
  Increase [decrease] in:
  Accounts payable                                              288,385               463,982
  Accrued expenses                                              140,210               105,311
  Accrued expenses-stockholders                                  (2,667)              246,366
  Income taxes payable                                                0               (60,069)
                                                            -----------           -----------
Total adjustments                                               146,648               435,584
                                                            -----------           -----------
      NET CASH - OPERATING ACTIVITIES                          (884,790)               89,136
                                                            ===========           ===========
DISCONTINUED OPERATIONS:
  Loss From Discontinued Business                                                    (442,794)
  Depreciation and Amortization                                                             0
  Loss and Disposal of Business                                                             0
  Changes in Net Assets Liabilities                                                 7,992,711

      NET CASH - DISCONTINUED OPERATIONS                                            7,549,916

INVESTING ACTIVITIES
  Purchases of Property and Equipment                                 0              (203,711)
                                                            -----------           -----------
FINANCING ACTIVITIES
  Increase(decrease) in cash overdraft(Continuing)                                    (74,612)
  Increase(decrease) in cash overdraft(Operating)                                    (130,496)
  Due to affiliates                                             570,445            (2,481,042)
  Advances from stockholders                                    197,732            (1,870,348)
  Proceeds from Notes Payable                                                         400,000
  Payments on notes and leases payable                                                (60,809)
  Payment on notes payable - stockholders                                          (3,197,000)
  Acquisition of Treasury Stock
  Issuance of common stock                                      250,001
                                                            -----------           -----------
NET CASH - FINANCING ACTIVITIES                               1,018,177            (7,414,308)
                                                            -----------           -----------
NET INCREASE IN CASH                                            133,388                21,034
CASH AT BEGINNING OF PERIOD                                      60,523                   600
                                                            -----------           -----------
CASH AT END OF PERIOD                                       $   193,911           $    21,634
                                                            ===========           ===========

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 [UNAUDITED]


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

See Accompanying Notes to Consolidated Financial Statements.

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder's Equity for the period March 31, 2000

                                          COMMON STOCK            CAPITAL IN EXCESS       UNEARNED
                                      SHARES         AMOUNT         OF PAR VALUE        COMPENSATION
                                      ------         ------         ------------        ------------
Balance - December 31, 1998         14,544,225     $  14,544         $ 2,992,518                  00

Equity of merged entity                                                    1,000                  00

Common Stock Issued                    250,001           250           1,499,750                  00

Common Stock issued in lieu
 of Cash Payment for
 Marketing Services                     63,000            63             377,937         $  (378,000)

Treasury Stock Purchased,
 66,502 shares @$6.00                                                                             00
Treasury Stock sold                                                                               00

Options Exercised                      122,000           122               5,978                  00

Imputed Interest                                                         151,788                  00

Amortization of
 Unearned Compensation                                                                       283,500

Disposal of Subsidiary                                                                            00


Net Loss for the year
 ended 12/31/99                                                                                   00
                                   -----------     ---------         -----------         -----------
Balance - December 31, 1999         14,979,226     $  14,979         $ 5,028,971         $   (94,500)

Common Stock Issued                  2,000,000         2,000             998,000                  00

Amortization of
 Unearned Compensation                                                                        94,500

Net Loss                                                                                          00
                                   -----------     ---------         -----------         -----------
                                    16,979,226        16,979           6,026,971                   0
                                   ===========     =========         ===========         ===========

                                      TREASURY       STOCK           ACCUMULATED     TOTAL STOCKHOLDER'S
                                       STOCK      SUBSCRIPTION         DEFICIT             EQUITY
                                       -----      ------------         -------             ------

Balance - December 31, 1998                        $(831,894)        $ 2,175,168

Equity of merged entity                                              $  (202,842)        $  (201,842)

Common Stock Issued                                                                      $ 1,500,000

Common Stock issued in lieu
 of Cash Payment for
 Marketing Services                                                                      $         0

Treasury Stock Purchased,
 66,502 shares @$6.00              $  (399,012)                                          $  (399,012)
Treasury Stock sold                     33,000                                           $    33,000

Options Exercised                                                    $     6,100

Imputed Interest                                                     $   151,788

Amortization of
 Unearned Compensation                                                                   $   283,500

Disposal of Subsidiary              (2,640,000)                                          $(2,640,000)


Net Loss for the year
 ended 12/31/99                                                      $(7,338,070)        $(7,338,070)
                                   -----------     ---------         -----------         -----------
Balance - December 31, 1999        $(3,006,012)    $       0         $(8,372,806)        $(6,429,367)

Common Stock Issued                                 (250,000)                            $   750,000

Amortization of
 Unearned Compensation                                                                   $    94,500

Net Loss                                                              (1,031,438)        $(1,031,438)
                                   -----------     ---------         -----------         -----------
                                    (3,006,012)     (250,000)         (9,404,244)         (6,616,307)
                                   ===========     =========         ===========         ===========

ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


For further financial information, see the NOTES to the Consolidated Financial Statements in the Company's Form 10-Q filing for December 31, 1999, which are included by reference hereinunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In December 1999, the Company adopted a formal plan to dispose its operating subsidiary, Conversion Services International ("CSI"). The disposal date was March 31, 2000. The results of Discontinued Operations were reflected in the Company's operations as of December 31, 1999. Therefore, the results of CSI's operations are not accounted in the Company's operations as of March 31, 2000 and the comparable prior quarter of March 31, 1999. However, they are shown as profit or loss from Discontinued Operations in both of these quarters.

The operations of the Company's other operating subsidiary, Elligent Consulting Services ("ECS"), are shown as part of the Company's operation, both in the March 31, 2000 and March 31, 1999 quarters, because the acquisition of this subsidiary in July 1999 is accounted for on the basis of a pooling of interests method. Finally, the results of operations of the Company's UK subsidiary, e-Vantage Company Ltd., are shown as part of the Company's March 31, 2000 quarter period.

The remainder of management's discussion and analysis of financial condition and results of operations should be read in light of the preceding disclosure.

SUMMARY FINANCIAL INFORMATION

The following table contains certain selected financial data of the Company and is qualified by the more detailed financial statements and the notes thereto provided in this report. The financial data for the nine months ended March 31, 2000, has been derived from the Company's unaudited financial statements, which statements are included elsewhere in this Report. The pro forma (unaudited) twelve month numbers provide an historic view of our revenue growth.

                          STATEMENT OF OPERATIONS DATA
                                ($ in thousands)

                                 March 31, 2000             March 31, 1999
                                 --------------             --------------
Gross revenue                        $939                        $496

OVERVIEW. As part of the Reorganization, we changed our name to Elligent Consulting Group, Inc. on July 31, 1998. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, we issued 12,950,000 shares of our restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became our management. The merger was accounted for as a recapitalization.

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

During end of year 1999 and in the first quarter of 2000, the Company planned and began implementation of a shift and focus on e-business and e-architect services. It did so by discontinuation of its general technology consulting business, through the divestiture of its operating subsidiary in that area, CSI; by re-aligning and limiting the operations of its ECS subsidiary into the technology infrastructure area; and most importantly by acquiring and then investing in the growth of its international e-business and e-architect subsidiary, the e-Vantage Company Limited, which is exclusively focused on e-business.

For the three month period ended March 31, 2000, we had revenue of $939,458 versus $496,349 in the year earlier period, an increase of almost 90%, and a loss from continuing operations of $1 million, versus a loss of $505,649 from continuing operations and a loss of $412,567 for Discontinued Operations in the comparable quarter in the prior year.

The operating loss from our continued operations includes holding company management and overhead expenses, including legal and professional fees related to the Company's operation as a public company and to acquisition related activities and efforts to locate equity and debt financing required to achieve our growth goals. It also includes losses due to startup expenses in the Company's e-Vantage subsidiary in the UK.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2000, we had working capital deficit that reflected (i) accounts payable and accrued expenses of $2.4 million, and (ii) amounts due to related parties of $6.4 million, working capital advances and the funding of costs related to startup and expansion of our European operations. These latter amounts are principally due to our principal stockholder and entities owned or controlled by him, who's also CEO of the Company, Mr. Andreas Typaldos.

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

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2000, the Company issued 1,000,000 shares of common stock with a value of $500,000 to Hermann Seiler and 1,000,000 shares in consideration for the acquisition of the business e-Vantage Company Ltd. to the shareholders of that company. In addition, the Company received into treasury 1,100,000 shares of its Common Stock, which it had issued to Mssr. Newman and Peipert, as a result of the disposal of its CSI subsidiary.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27 - Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ELLIGENT CONSULTING GROUP, INC.

Dated: June 26, 2000                        By: /s/ Andreas Typaldos
                                               ---------------------------------
                                               Andreas Typaldos
                                               Chairman of the Board and Chief
                                               Executive Officer