Form 10QSB
period 2000-06-30
ELLIGENT CONSULTING GROUP INC
filed 2000-08-14
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000    Commission File Number 000-25257


                         ELLIGENT CONSULTING GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                87-0453842
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             152 West 57th Street, 40th Floor, New York, N. Y. 10019
                    (Address of principal executive offices)

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

The Registrant has only one class of Common Stock outstanding. As of June 30, 2000, there were 17,119,226 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         ELLIGENT CONSULTING GROUP, INC.

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Consolidated Balance Sheet as of June 30, 2000 (unaudited)
         and December 31, 1999...............................................  3

       Consolidated Statement of Operations for the three- and
         six-month periods ended June 30, 2000 (unaudited) and for the three- and six-month periods ended June 30, 1999 (unaudited)........  5

       Consolidated Statement of Cash Flows for the six months
         ended June 30, 2000 (unaudited) and for the six months
         ended June 30, 1999 (unaudited).....................................  6

       Consolidated Statement of Stockholders' Equity for the
         six months ended June 30, 2000 (unaudited)..........................  8

Notes to Consolidated Financial Statements (unaudited).......................  9

     Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................................  9

PART II. OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds....................... 12

     Item 6. Exhibits and Reports on Form 8-K................................ 12

SIGNATURES................................................................... 13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                               June 30, 2000
                                                (Unaudited)    December 31, 1999
                                                -----------    -----------------
ASSETS

CURRENT ASSETS:
  Cash                                          $   50,672        $   60,523
  Trade Accounts Receivable                      1,655,030           467,074
  Net Assets of Discontinued Operations            226,013           726,011
  Other assets                                      71,222            19,667
                                                ----------        ----------

      TOTAL CURRENT ASSETS                       2,002,937         1,273,275
                                                ----------        ----------

OTHER ASSETS                                       522,321            20,097
                                                ----------        ----------

TOTAL ASSETS                                    $2,525,258        $1,293,372
                                                ==========        ==========

          See Accompanying Notes to Consolidated Financial Statements.

                ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                               June 30, 2000
                                                (Unaudited)   December 31, 1999
                                                -----------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                             $  1,830,999     $ 1,164,753
  Accrued Expenses                                1,375,948         753,566
  Income Taxes Payable                              107,831         107,831
  Accrued Interest Stockholders                     115,966         108,900
  Notes payable - Stockholders                    2,500,000       2,500,000
  Advances from Stockholders                      2,894,888       2,872,156
  Due to Affiliates                               1,298,509         215,535
                                               ------------     -----------

      TOTAL CURRENT LIABILITIES                  10,124,141       7,722,741
                                               ------------     -----------

STOCKHOLDERS' EQUITY:
  Common Stock                                       17,119          14,979
  Capital in excess of par value                  6,096,831       5,028,970
  Unearned compensation                                  --         (94,500)
  Accumulated Deficit                           (10,456,821)     (8,372,806)

  Less: Treasury Stock                           (3,006,012)     (3,006,012)
  Less: Subscription Receivable                    (250,000)
                                               ------------     -----------

      TOTAL STOCKHOLDERS' EQUITY                 (7,598,883)     (6,429,369)
                                               ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  2,525,258     $ 1,293,372
                                               ============     ===========

          See Accompanying Notes to Consolidated Financial Statements.

                ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES

                Consolidated Statement of Operations (Unaudited)

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                           -----------------------------     -----------------------------
                                               2000             1999             2000             1999
                                           ------------     ------------     ------------     ------------
INCOME:
  Revenue                                  $  1,603,854     $    697,027     $  2,543,312     $  1,193,376
  Cost of services                            1,057,461          568,882        1,697,010          970,027
                                           ------------     ------------     ------------     ------------
    Gross profit                                546,393          128,145          846,303          223,349
                                           ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
  General and administrative                  1,598,930          106,704        2,879,904          658,432
  Depreciation                                       40             (286)             413               --
  Amortization                                       --           (2,634)              --               --
                                           ------------     ------------     ------------     ------------
    Total Costs and Expenses                  1,598,970          103,784        2,880,317          658,432
                                           ------------     ------------     ------------     ------------

Operating loss                               (1,052,577)          24,361       (2,034,015)        (435,083)
                                           ------------     ------------     ------------     ------------
OTHER EXPENSE:
  Interest Expense - Stockholders               (50,000)              54          (50,000)              --
  Interest Expense                                   --           46,151               --               --
                                           ------------     ------------     ------------     ------------
    Total Other Expense                         (50,000)          46,205          (50,000)              --
                                           ------------     ------------     ------------     ------------

Loss from Continuing Operations              (1,102,577)          70,566       (2,084,015)        (435,083)
Income Tax Benefit                                   --          124,400               --          283,600
Discontinued Operations                              --         (951,428)              --       (1,363,995)
                                           ------------     ------------     ------------     ------------
    Total Loss                               (1,102,577)        (756,462)      (2,084,015)      (1,515,478)
                                           ============     ============     ============     ============
Loss per Share of Common Stock:
  Loss from Continuing Operations          $      (0.06)    $      (0.05)    $      (0.12)    $      (0.03)
                                           ============     ============     ============     ============

BASIC AND DILUTED LOSS PER SHARE           $      (0.06)    $      (0.05)    $      (0.12)    $      (0.03)
                                           ============     ============     ============     ============
WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING                          17,096,149       14,858,930       16,939,335       14,765,162
                                           ============     ============     ============     ============

          See Accompanying Notes to Consolidated Financial Statements.

                     CONSULTING GROUP, INC. AND SUBSIDIARIES

             Consolidated Statement of Stockholder's Equity for the
                              Period June 30, 2000

                                                  COMMON STOCK           CAPITAL IN
                                             ---------------------         EXCESS           UNEARNED
                                             SHARES         AMOUNT      OF PAR VALUE      COMPENSATION
                                             ------         ------      ------------      ------------
Balance - December 31, 1998                 14,544,225    $   14,544    $   2,992,518    $           -
Equity of merged entity                              -             -            1,000                -
Common Stock Issued                            250,001           250        1,499,750                -
Common Stock issued in lieu of Cash
  Payment for Marketing Services                63,000            63          377,937         (378,000)
Treasury Stock Purchased, 66,502
  shares @$6.00                                      -             -                -                -
Treasury Stock sold                                  -             -                -                -
Options Exercised                              122,000           122            5,978                -
Imputed Interest                                     -             -          151,788                -
Amortization of
  Unearned Compensation                              -             -                -          283,500
Disposal of Subsidiary                               -             -                -                -
Net Loss for the year ended 12/31/99                 -             -                -                -
                                         -------------    ----------    -------------    -------------
Balance - December 31, 1999                 14,979,226        14,979        5,028,971          (94,500)
Common Stock Issued                          2,140,000         2,140        1,067,860                -
Amortization of
  Unearned Compensation                              -             -                -           94,500
Net Loss for the six month period
ending June 30, 2000                                 -             -                -                -
                                         -------------    ----------    -------------    -------------
Balance June 30, 2000                       17,119,226        17,119        6,096,831                -
                                         =============    ==========    =============    =============

                                                                                              TOTAL
                                           TREASURY        STOCK          ACCUMULATED     STOCKHOLDER'S
                                            STOCK       SUBSCRIPTION        DEFICIT          EQUITY
                                            -----       ------------        -------          ------
Balance - December 31, 1998              $           -  $           -    $    (831,894)   $   2,175,168
Equity of merged entity                              -              -         (202,842)        (201,842)
Common Stock Issued                                  -              -                -        1,500,000
Common Stock issued in lieu of Cash
  Payment for Marketing Services                     -              -                -                -
Treasury Stock Purchased, 66,502
  shares @$6.00                               (399,012)             -                -         (399,012)
Treasury Stock sold                             33,000              -                -           33,000
Options Exercised                                    -              -                -            6,100
Imputed Interest                                     -              -                -          151,788
Amortization of
  Unearned Compensation                              -              -                -          283,500
Disposal of Subsidiary                      (2,640,000)             -                -       (2,640,000)
Net Loss for the year ended 12/31/99                 -              -       (7,338,070)      (7,338,070)
                                         -------------  -------------    --------------   --------------
Balance - December 31, 1999                 (3,006,012)             -       (8,372,806)      (6,429,368)
Common Stock Issued                                  -       (250,000)               -          820,000
Amortization of
  Unearned Compensation                              -              -                -           94,500
Net Loss for the six month period
ending June 30, 2000                                 -              -       (2,084,015)      (2,084,015)
                                         -------------  -------------    --------------   --------------
Balance June 30, 2000                       (3,006,012)      (250,000)     (10,456,821)      (7,598,883)
                                         ============== ==============   ==============   ==============

          See Accompanying Notes to Consolidated Financial Statements.

                ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(2,084,015)    $  (151,483)
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and Amortization                            --           3,780
     Amortization of Discount                            94,500              --

    Change in Assets and Liabilities:
      (Increase) decrease in:
        Accounts receivable                          (1,187,956)       (347,417)
        Other current assets                            (51,555)       (433,515)
        Security Deposits                                (2,224)       (259,170)

      Increase (decrease) in:
        Accounts payable                                666,246         223,603
        Accrued expenses                                622,382         139,509
        Accrued expenses-stockholders                     7,066         340,116
        Income taxes payable                                 --        (117,669)
                                                    -----------     -----------
              Total adjustments                         148,459        (450,763)
                                                    -----------     -----------
NET CASH -- CONTINUING ACTIVITIES                    (1,935,556)       (602,246)

DISCONTINUED OPERATIONS:
  (Increase) decrease in Discontinued
    Business Assets                                     499,998      (1,363,995)

  Changes in Net Assets and Liabilities                               8,336,593
                                                    -----------     -----------
NET CASH - DISCONTINUED OPERATIONS                      499,998       6,972,598

INVESTING ACTIVITIES
  Purchases of Property and Equipment                        --        (102,822)
                                                    -----------     -----------
FINANCING ACTIVITIES
  Increase (decrease) in cash overdraft
    (Continuing)                                             --         (74,612)
  Due to affiliates                                   1,082,974         115,894
  Advances from stockholders                             22,732      (2,085,484)
  Payment on notes payable - stockholders                    --      (4,424,698)
  Acquisition of Treasury Stock                              --              --
  Issuance of common stock                              320,001              --
                                                    -----------     -----------
NET CASH - FINANCING ACTIVITIES-CONTINUING            1,425,707      (6,468,900)
                                                    -----------     -----------

Financing Activities-Discontinued Operations
 Increase (decrease) in cash overdraft                       --        (130,496)
 Payments on notes and leases payable Current                --         (60,809)
 Proceeds from notes payable                                 --         400,000
 Net Cash-Financing Activities-Discontinued                  --         208,695
                                                    -----------     -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                       (9,851)          7,325
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                              60,523             600
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    50,672     $     7,925
                                                    ===========     ===========

          See Accompanying Notes to Consolidated Financial Statements.

                     CONSULTING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)


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

     During the three months ended June 30, 2000, the company issued 140,000 shares of common stock valued at $70,000 to Streich Lang in consideration of payment for legal fees.

                ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     For further financial information, see the NOTES to the Consolidated Financial Statements in the Company's Form 10-Q filing for December 31, 1999, which are included by reference hereinunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In December 1999, the Company adopted a formal plan to dispose of its operating subsidiary, Conversion Services International ("CSI"). The disposal date was March 31, 2000. The results of Discontinued Operations were reflected in the Company's operations as of December 31, 1999. Therefore, the results of CSI's operations are not accounted for in the Company's operations for the three-and six-month periods ended June 30, 2000. However, they are shown as a loss from Discontinued Operations for the three-and six-month periods ended June 30, 1999.

     The operations of the Company's other operating subsidiary, Elligent Consulting Services ("ECS"), are shown as part of the Company's operation, in the three-and six-month periods ended June 30, 2000 and 1999, because the acquisition of this subsidiary in July 1999 is accounted for on the basis of a pooling of interests method. Finally, the results of operations of the Company's UK subsidiary, e-Vantage Company Ltd., are shown as part of the Company's operation for the three-and six-month periods ended June 30, 2000.

     The  remainder  of  management's   discussion  and  analysis  of  financial
condition and results of operations should be read in light of the preceding disclosure.

BASIS OF PRESENTATION

     Certain  amounts  for  prior  periods  in  the  accompanying   consolidated
financial statements, and in the discussion below have been reclassified to conform with the current period presentations.

SUMMARY FINANCIAL INFORMATION

     The following table contains certain selected financial data of the Company and is qualified by the more detailed financial statements and the notes thereto provided in this report. The financial data for the six months ended June 30, 2000 and 1999 has been derived from the Company's unaudited financial statements, which statements are included elsewhere in this Report. The pro forma (unaudited) twelve month numbers provide a historic view of our revenue growth.

                          STATEMENT OF OPERATIONS DATA
                                ($ in thousands)

                                  June 30, 2000              June 30, 1999
                                  -------------              -------------
Gross revenue                        $ 2,543                   $ 1,193

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

     In July 1999, the Company purchased the operations of ECS, which is a small technology consulting company that provides infrastructure consulting services to primarily New York financial services industry customers, for one dollar from the Company's principal shareholder.

     During end of year 1999 and in the first two quarters of 2000, the Company planned and began implementation of a shift and focus on e-business and e-architect services. It did so by discontinuation of its general technology consulting business, through the divestiture of its operating subsidiary in that area, CSI; by re-aligning and limiting the operations of its ECS subsidiary into the technology infrastructure area; and most importantly by acquiring and then investing in the growth of its international e-business and e-architect subsidiary, the e-Vantage Company Limited, which is exclusively focused on e-business.

     For the three month period ended June 30, 2000, we had revenue of $1,604,000 versus $697,000 in the year earlier period, an increase of over 130%, and a loss from continuing operations of $1,103,000, versus income of $71,000 from continuing operations and a loss of $951,000 for Discontinued Operations in the comparable quarter in the prior year.

     For the six month period ended June 30, 2000, we had revenue of $2,543,000 versus $1,193,000 in the year earlier period, an increase of over 113%, and a loss from continuing operations of $2,084,000 versus a loss of $435,000 from continuing operations and a loss of $1,364,000 for discontinued operations in the period ended June 30, 1999.

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

LIQUIDITY AND FINANCIAL CONDITION

     As of June 30, 2000, we had working capital deficit that reflected (i) accounts payable and accrued expenses of $3.2 million, and (ii) amounts due to related parties of $6.8 million, working capital advances and the funding of costs related to startup and expansion of our European operations. These latter amounts are principally due to our principal stockholder and entities owned or controlled by him, who's also CEO of the Company, Mr. Andreas Typaldos.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2000, the Company issued 1,000,000 shares of common stock with a value of $500,000 to Hermann Seiler and 1,000,000 shares in consideration for the acquisition of the business e-Vantage Company Ltd. to the shareholders of that company. In addition, the Company received into treasury 1,100,000 shares of its Common Stock, which it had issued to Mssr. Newman and Peipert, as a result of the disposal of its CSI subsidiary. During the three months ended June 30, 2000, the company issued 140,000 shares of common stock valued at $70,000 to Streich Lang in consideration of payment for legal fees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 -- Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ELLIGENT CONSULTING GROUP, INC.



Dated: August 14, 2000                  By: /s/ Andreas Typaldos
                                            ------------------------------------
                                            Andreas Typaldos
                                            Chairman of the Board and Chief
                                            Executive Officer