Form 10QSB/A
period 2000-06-30
ELLIGENT CONSULTING GROUP INC
filed 2000-08-22
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB/A

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
                                                ==========        ==========

          See Accompanying Notes to Consolidated Financial Statements.

                ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                               June 30, 2000
                                                (Unaudited)   December 31, 1999
                                                -----------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                             $  1,830,999     $ 1,164,753
  Accrued Expenses                                1,375,948         753,566
  Deferred Revenue                                  225,826              --
  Income Taxes Payable                              107,831         107,831
  Accrued Interest Stockholders                     115,966         108,900
  Notes payable - Stockholders                    2,500,000       2,500,000
  Advances from Stockholders                      2,894,888       2,872,156
  Due to Affiliates                               1,298,509         215,535
                                               ------------     -----------

      TOTAL CURRENT LIABILITIES                  10,349,967       7,722,741
                                               ------------     -----------

STOCKHOLDERS' EQUITY:
  Common Stock                                       17,119          14,979
  Capital in excess of par value                  6,096,831       5,028,970
  Unearned compensation                                  --         (94,500)
  Accumulated Deficit                           (10,682,647)     (8,372,806)

  Less: Treasury Stock                           (3,006,012)     (3,006,012)
  Less: Subscription Receivable                    (250,000)
                                               ------------     -----------

      TOTAL STOCKHOLDERS' EQUITY                 (7,824,709)     (6,429,369)
                                               ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  2,525,258     $ 1,293,372
                                               ============     ===========

          See Accompanying Notes to Consolidated Financial Statements.

                ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
                Consolidated Statement of Operations (Unaudited)

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                           -----------------------------     -----------------------------
                                               2000             1999             2000             1999
                                           ------------     ------------     ------------     ------------
INCOME:
  Revenue                                  $  1,378,028     $    697,027     $  2,317,486     $  1,193,376
  Cost of services                            1,057,461          568,882        1,697,010          970,027
                                           ------------     ------------     ------------     ------------
    Gross profit                                320,567          128,145          620,476          223,349
                                           ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
  General and administrative                  1,598,930          106,704        2,879,904          658,432
  Depreciation                                       40             (286)             413               --
  Amortization                                       --           (2,634)              --               --
                                           ------------     ------------     ------------     ------------
    Total Costs and Expenses                  1,598,970          103,784        2,880,317          658,432
                                           ------------     ------------     ------------     ------------

Operating loss                               (1,278,403)          24,361       (2,259,841)        (435,083)
                                           ------------     ------------     ------------     ------------
OTHER EXPENSE:
  Interest Expense - Stockholders               (50,000)              54          (50,000)              --
  Interest Expense                                   --           46,151               --               --
                                           ------------     ------------     ------------     ------------
    Total Other Expense                         (50,000)          46,205          (50,000)              --
                                           ------------     ------------     ------------     ------------

Loss from Continuing Operations              (1,328,403)          70,566       (2,309,841)        (435,083)
Income Tax Benefit                                   --          124,400               --          283,600
Discontinued Operations                              --         (951,428)              --       (1,363,995)
                                           ------------     ------------     ------------     ------------
    Total Loss                               (1,328,403)        (756,462)      (2,309,841)      (1,515,478)
                                           ============     ============     ============     ============
Loss per Share of Common Stock:
  Loss from Continuing Operations          $      (0.08)    $      (0.05)    $      (0.14)    $      (0.03)
                                           ============     ============     ============     ============

BASIC AND DILUTED LOSS PER SHARE           $      (0.08)    $      (0.05)    $      (0.14)    $      (0.03)
                                           ============     ============     ============     ============
WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING                          17,096,149       14,858,930       16,939,335       14,765,162
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
                                         =============    ==========    =============    =============

                                                                                              TOTAL
                                           TREASURY        STOCK          ACCUMULATED     STOCKHOLDER'S
                                            STOCK       SUBSCRIPTION        DEFICIT          EQUITY
                                            -----       ------------        -------          ------
Balance - December 31, 1998              $           -  $           -    $    (831,894)   $   2,175,168
Equity of merged entity                              -              -         (202,842)        (201,842)
Common Stock Issued                                  -              -                -        1,500,000
Common Stock issued in lieu of Cash
  Payment for Marketing Services                     -              -                -                -
Treasury Stock Purchased, 66,502
  shares @$6.00                               (399,012)             -                -         (399,012)
Treasury Stock sold                             33,000              -                -           33,000
Options Exercised                                    -              -                -            6,100
Imputed Interest                                     -              -                -          151,788
Amortization of
  Unearned Compensation                              -              -                -          283,500
Disposal of Subsidiary                      (2,640,000)             -                -       (2,640,000)
Net Loss for the year ended 12/31/99                 -              -       (7,338,070)      (7,338,070)
                                         -------------  -------------    -------------    -------------
Balance - December 31, 1999                 (3,006,012)             -       (8,372,806)      (6,429,368)
Common Stock Issued                                  -       (250,000)               -          820,000
Amortization of
  Unearned Compensation                              -              -                -           94,500
Net Loss for the six month period
ending June 30, 2000                                 -              -       (2,309,841)      (2,309,841)
                                         -------------  -------------    -------------    -------------
Balance June 30, 2000                       (3,006,012)      (250,000)     (10,682,647)      (7,824,709)
                                         =============  =============    =============    =============

          See Accompanying Notes to Consolidated Financial Statements.

                ELLIGENT CONSULTING GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(2,309,841)    $  (151,483)
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and Amortization                            --           3,780
    Amortization of Discount                             94,500              --
    Change in Assets and Liabilities:
      (Increase) decrease in:
        Accounts receivable                          (1,187,956)       (347,417)
        Other current assets                            (51,555)       (433,515)
        Security Deposits                                (2,224)       (259,170)
      Increase (decrease) in:
        Accounts payable                                666,246         223,603
        Accrued expenses                                622,382         139,509
        Deferred Revenue                                225,826              --
        Accrued expenses-stockholders                     7,066         340,116
        Income taxes payable                                 --        (117,669)
                                                    -----------     -----------
              Total adjustments                         374,285        (450,763)
                                                    -----------     -----------
NET CASH -- CONTINUING ACTIVITIES                    (1,935,556)       (602,246)

DISCONTINUED OPERATIONS:
  (Increase) decrease in Discontinued
    Business Assets                                     499,998      (1,363,995)

  Changes in Net Assets and Liabilities                               8,336,593
                                                    -----------     -----------
NET CASH - DISCONTINUED OPERATIONS                      499,998       6,972,598

INVESTING ACTIVITIES
  Purchases of Property and Equipment                        --        (102,822)
                                                    -----------     -----------
FINANCING ACTIVITIES
  Increase (decrease) in cash overdraft
    (Continuing)                                             --         (74,612)
  Due to affiliates                                   1,082,974         115,894
  Advances from stockholders                             22,732      (2,085,484)
  Payment on notes payable - stockholders                    --      (4,424,698)
  Acquisition of Treasury Stock                              --              --
  Issuance of common stock                              320,001              --
                                                    -----------     -----------
NET CASH - FINANCING ACTIVITIES-CONTINUING            1,425,707      (6,468,900)
                                                    -----------     -----------
Financing Activities-Discontinued Operations
 Increase (decrease) in cash overdraft                       --        (130,496)
 Payments on notes and leases payable Current                --         (60,809)
 Proceeds from notes payable                                 --         400,000
 Net Cash-Financing Activities-Discontinued                  --         208,695
                                                    -----------     -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                       (9,851)          7,325
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         60,523             600
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    50,672     $     7,925
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

                          STATEMENT OF OPERATIONS DATA
                                ($ in thousands)

                                  June 30, 2000              June 30, 1999
                                  -------------              -------------
Gross revenue                        $ 2,317                    $ 1,193

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

     For the three month period ended June 30, 2000, we had revenue of $1,378,000 versus $697,000 in the year earlier period, an increase of over 98%, and a loss from continuing operations of $1,328,000, versus income of $71,000 from continuing operations and a loss of $951,000 for Discontinued Operations in the comparable quarter in the prior year.

     For the six month period ended June 30, 2000, we had revenue of $2,317,000 versus $1,193,000 in the year earlier period, an increase of over 94%, and a loss from continuing operations of $2,310,000 versus a loss of $435,000 from continuing operations and a loss of $1,364,000 for discontinued operations in the period ended June 30, 1999.

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


                                        ELLIGENT CONSULTING GROUP, INC.



Dated: August 22, 2000                  By: /s/ Andreas Typaldos
                                            ------------------------------------
                                            Andreas Typaldos
                                            Chairman of the Board and Chief
                                            Executive Officer