Form 10QSB
period 2000-09-30
ELLIGENT CONSULTING GROUP INC
filed 2000-11-14
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000

                        Commission File Number 000-25257


                            e-VANTAGE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                                87-0453842
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                60 Madison Avenue, Suite 705 New York, N.Y. 10010
                    (Address of principal executive offices)

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

The Registrant has only one class of Common Stock outstanding. As of Sept.30, 2000, there were 17,379,226 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]
                            e-VANTAGE SOLUTIONS, INC.

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED SEPT. 30, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Consolidated Balance Sheet as of September 30, 2000 (unaudited)
         and December 31, 1999...............................................  3

       Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2000 (unaudited) and for the three- and nine month periods ended September 30, 1999 (unaudited).............  5

       Consolidated Statement of Cash Flows for the nine months
         ended September 30, 2000 (unaudited) and for the nine months ended September 30, 1999 (unaudited)................................  6

       Consolidated Statement of Stockholders' Equity for the
         nine months ended September 30, 2000 (unaudited)....................  8

Notes to Consolidated Financial Statements (unaudited).......................  9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 12

     Item 2. Changes in Securities and Use of Proceeds....................... 12

     Item 6. Exhibits and Reports on Form 8-K................................ 12

SIGNATURES................................................................... 13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   e-VANTAGE SOLUTIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                               Sep 30, 2000
                                                (Unaudited)    December 31, 1999
                                                -----------    -----------------
ASSETS

CURRENT ASSETS:
  Cash                                          $   14,984        $   60,523
  Trade Accounts Receivable                      2,128,157           467,074
  Net Assets of Discontinued Operations            208,013           726,011
  Other assets                                       2,653            19,667
                                                ----------        ----------

      TOTAL CURRENT ASSETS                       2,353,806         1,273,275
                                                ----------        ----------

OTHER ASSETS                                       496,083            20,097
                                                ----------        ----------

TOTAL ASSETS                                    $2,849,889        $1,293,372
                                                ==========        ==========

          See Accompanying Notes to Consolidated Financial Statements.

                   e-VANTAGE SOLUTIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                               Sep 30, 2000
                                                (Unaudited)   December 31, 1999
                                                -----------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                             $  1,532,279     $  1,164,753
  Accrued Expenses                                1,362,975          753,566
  Income Taxes Payable                              107,831          107,831
  Accrued Interest Stockholders                     424,233          108,900
  Notes payable - Stockholders                    2,520,000        2,500,000
  Advances from Stockholders                      3,069,888        2,872,156
  Due to Affiliates                               1,224,306          215,535
                                               ------------     ------------

      TOTAL CURRENT LIABILITIES                  10,241,513        7,722,741
                                               ------------     ------------

STOCKHOLDERS' EQUITY:
  Common Stock                                       17,379           14,979
  Capital in excess of par value                  6,338,638        5,028,970
  Unearned compensation                                  --          (94,500)
Accumulated Other Comprehensive Income               60,952
  Accumulated Deficit                            (8,372,806)      (8,372,806)
  Current Loss                                   (2,179,775)
  Less: Treasury Stock                           (3,006,012)      (3,006,012)
  Less: Subscription Receivable                    (250,000)
                                               ------------     ------------

      TOTAL STOCKHOLDERS' EQUITY                 (7,391,624)      (6,429,369)
                                               ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  2,849,889     $  1,293,372
                                               ============     ============

          See Accompanying Notes to Consolidated Financial Statements.

                   e-VANTAGE SOLUTIONS, INC. AND SUBSIDIARIES
                Consolidated Statement of Operations (Unaudited)

                                           Three Months Ended Sep 30,       Nine Months Ended Sep 30,
                                          ----------------------------    ----------------------------
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------
INCOME:
  Revenue                                 $  2,580,763    $    976,613    $  4,898,249    $  2,169,989
  Cost of services                           1,104,019         769,986       2,801,029       1,740,013
                                          ------------    ------------    ------------    ------------
    Gross profit                             1,476,744         206,627       2,097,220         429,976
                                          ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  General and administrative                 1,526,538       1,269,414       4,406,443       1,927,846
  Depreciation                                   2,300             860           2,713             860
  Amortization                                  24,839           7,903          24,839           7,903
                                          ------------    ------------    ------------    ------------
    Total Costs and Expenses                 1,553,677       1,278,176       4,433,995       1,936,608
                                          ------------    ------------    ------------    ------------

Operating loss                                 (76,934)     (1,071,549)     (2,336,775)     (1,506,632)
                                          ------------    ------------    ------------    ------------
OTHER EXPENSE:
  Interest Expense - Stockholders             (268,000)             --        (318,000)             --
  Interest Expense                                  --              --              --        (267,238)
                                          ------------    ------------    ------------    ------------
    Total Other Expense                       (268,000)             --        (318,000)       (267,238)
                                          ------------    ------------    ------------    ------------

Loss from Continuing Operations               (344,934)     (1,071,549)     (2,654,775)     (1,773,870)
Income Tax Benefit                                  --         283,600              --         805,719
Discontinued Operations                             --      (1,363,995)             --      (1,226,858)
  Gain from Lawsuit Settlement                 475,000              --         475,000              --
                                          ------------    ------------    ------------    ------------
    Total Loss                                 130,066      (2,151,944)     (2,179,775)     (2,195,008)
                                          ============    ============    ============    ============
Loss per Share of Common Stock:
  Loss from Continuing Operations         $      (0.02)   $      (0.14)   $      (0.16)   $      (0.15)
  Income (Loss) Discontinued Operations           0.03                            0.03
                                          ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE          $      (0.01)   $      (0.14)   $      (0.13)   $      (0.15)
                                          ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING                         17,181,400      14,879,226      16,899,810      14,806,019
                                          ============    ============    ============    ============

          See Accompanying Notes to Consolidated Financial Statements.

                   e-VANTAGE SOLUTIONS, INC. AND SUBSIDIARIES
             Consolidated Statement of Stockholder's Equity for the
                              Period September 30, 2000

                                              COMMON STOCK              CAPITAL IN
                                       ----------------------------       EXCESS         UNEARNED
                                          SHARES          AMOUNT       OF PAR VALUE    COMPENSATION
                                       ------------    ------------    ------------    ------------
Balance - December 31, 1998              14,544,225    $     14,544    $  2,992,518    $         --
Equity of merged entity                          --              --           1,000              --
Common Stock Issued                         250,001             250       1,499,750              --
Common Stock issued in lieu of Cash
  Payment for Marketing Services             63,000              63         377,937        (378,000)
Treasury Stock Purchased, 66,502
  shares @$6.00                                  --              --              --              --
Treasury Stock sold                              --              --              --              --
Options Exercised                           122,000             122           5,978              --
Imputed Interest                                 --              --         151,788              --
Amortization of
  Unearned Compensation                          --              --              --         283,500
Disposal of Subsidiary                           --              --              --              --
Net Loss for the year ended 12/31/99             --              --              --              --
                                       ------------    ------------    ------------    ------------
Balance - December 31, 1999              14,979,226          14,979       5,028,971         (94,500)
Common Stock Issued                       2,140,000           2,400       1,309,667              --
Amortization of
  Unearned Compensation                          --              --              --          94,500
Other Comprehensive Income
  Foreign Currency Adjustment                    --              --              --              --
Net Loss for the nine-month period
ending Sept.30, 2000                             --              --              --              --
                                       ------------    ------------    ------------    ------------
Balance Sept. 30, 2000                   17,119,226          17,379       6,338,638              --
                                       ============    ============    ============    ============

                                                                                         ACCUMULATED          TOTAL
                                         TREASURY         STOCK        ACCUMULATED   OTHER COMPREHENSIVE   STOCKHOLDER'S
                                          STOCK        SUBSCRIPTION      DEFICIT           INCOME             EQUITY
                                       ------------    ------------    ------------     ------------      ------------
Balance - December 31, 1998            $         --    $         --    $   (831,894)    $         --      $  2,175,168
Equity of merged entity                          --              --        (202,842)              --          (201,842)
Common Stock Issued                              --              --              --               --         1,500,000
Common Stock issued in lieu of Cash
  Payment for Marketing Services                 --              --              --               --                --
Treasury Stock Purchased, 66,502
  shares @$6.00                            (399,012)             --              --               --          (399,012)
Treasury Stock sold                          33,000              --              --               --            33,000
Options Exercised                                --              --              --               --             6,100
Imputed Interest                                 --              --              --               --           151,788
Amortization of
  Unearned Compensation                          --              --              --               --           283,500
Disposal of Subsidiary                   (2,640,000)             --              --               --        (2,640,000)
Net Loss for the year ended 12/31/99             --              --      (7,338,070)              --        (7,338,070)
                                       ------------    ------------    ------------     ------------      ------------
Balance - December 31, 1999              (3,006,012)             --      (8,372,806)              --        (6,429,368)
Common Stock Issued                              --        (250,000)             --               --        1,062,067
Amortization of
  Unearned Compensation                          --              --              --               --            94,500
Other Comprehensive Income
  Foreign Currency Adjustment                                                                 60,952            60,952
Net Loss for the nine-month period
ending Sept. 30, 2000                            --              --      (2,179,775)              --        (2,179,775)
                                       ------------    ------------    ------------     ------------      ------------
Balance Sept. 30, 2000                   (3,006,012)       (250,000)    (10,552,581)          60,952        (7,391,624)
                                       ============    ============    ============     ============      ============

          See Accompanying Notes to Consolidated Financial Statements.

                   e-VANTAGE SOLUTIONS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(2,654,775)   $  (968,151)
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and Amortization                                27,552        (15,971)
    Amortization of Discount                                     94,500             --
    Comprehensive Income                                         60,952
    Non-cash consideration for marketing                                       189,000
    Change in Assets and Liabilities:
      (Increase) decrease in:
        Accounts receivable                                  (1,661,083)      (463,853)
        Other current assets                                    (10,538)      (700,881)
        Security Deposits                                        24,014        (36,265)
      Increase (decrease) in:
        Accounts payable                                        367,526        457,005
        Accrued expenses                                        609,409        639,465
        Accrued expenses-stockholders                           315,333        194,849
        Income taxes payable                                         --       (117,669)
                                                            -----------    -----------
              Total adjustments                                (172,334)       145,680
                                                            -----------    -----------
NET CASH -- CONTINUING ACTIVITIES                            (2,827,109)      (822,471)

DISCONTINUED OPERATIONS:
  (Increase) decrease in Discontinued
    Business Assets                                             992,998      1,226,858
 Loss on Disposal of Business                                                 (490,178)
                                                            -----------    -----------
NET CASH - DISCONTINUED OPERATIONS                              992,998        736,680

INVESTING ACTIVITIES
  Purchases of Property and Equipment                                --       (116,595)
                                                            -----------    -----------
FINANCING ACTIVITIES
  Increase (decrease) in cash overdraft
    (Continuing)                                                     --        (44,738)
  Due to affiliates                                           1,008,771        (13,126)
  Advances from stockholders                                    197,732         51,455
  Payment on notes payable - stockholders                        20,000             --
  Acquisition of Treasury Stock                                      --             --
  Issuance of common stock                                      562,068             --
                                                            -----------    -----------
NET CASH - FINANCING ACTIVITIES-CONTINUING                    1,788,571         (6,409)
                                                            -----------    -----------
Financing Activities-Discontinued Operations
 Increase (decrease) in cash overdraft                               --       (130,496)
 Payments on notes and leases payable Current                        --        (60,809)
 Proceeds from notes payable                                         --        400,000
                                                            -----------    -----------
 Net Cash-Financing Activities-Discontinued                          --        208,695
                                                            -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (45,540)          (100)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 60,523            900
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    14,983    $       800
                                                            ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                   e-VANTAGE SOLUTIONS, INC. AND SUBSIDIARIES

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

     On September 8, 2000, The Company issued 260,000 shares of common stock valued at $242,067 to Jens Munk.

                   e-VANTAGE SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     For further financial information, see the NOTES to the Consolidated Financial Statements in the Company's Form 10-Q filing for December 31, 1999, which are included by reference hereinunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In December 1999, the Company adopted a formal plan to dispose of its operating subsidiary, Conversion Services International ("CSI"). The disposal date was March 31, 2000. The results of Discontinued Operations were reflected in the Company's operations as of December 31, 1999. Therefore, the results of CSI's operations are not accounted for in the Company's operations for the three-and six-month periods ended June 30, 2000. However, they are shown as a loss from Discontinued Operations for the three-and nine-month periods ended September 30, 1999.

     The operations of the Company's other operating subsidiary, Elligent Consulting Services ("ECS"), are shown as part of the Company's operation, in the three-and nine-month periods ended September 30, 2000 and 1999, because the acquisition of this subsidiary in July 1999 is accounted for on the basis of a pooling of interests method. Finally, the results of operations of the Company's UK subsidiary, e-Vantage Company Ltd., are shown as part of the Company's operation for the three-and nine-month periods ended September 30, 2000.

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

                          STATEMENT OF OPERATIONS DATA
                                ($ in thousands)

                                September 30, 2000         September 30, 1999
                                ------------------         ------------------
Gross revenue                        $ 4,898                    $ 2,170

     OVERVIEW. As part of a Reorganization, we changed our name to Elligent Consulting Group, Inc. on July 31, 1998. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, we issued 12,950,000 shares of our restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became our management. The merger was accounted for as a recapitalization.

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

     The Company changed its name to e-Vantage Solutions, Inc. on July 25, 2000 to better reflect its shift to providing e-business solutions.

     For the three-month period ended September 30, 2000, we had revenue of $2,580,763 versus $976,613 in the year earlier period, an increase of over 164%, and a loss from continuing operations of $334,934, versus a loss from continuing operations of $1,071,549 and a loss of $1,363,995 for Discontinued Operations in the comparable quarter in the prior year.

     For the nine month period ended September 30, 2000, we had revenue of $4,898,249 versus $2,169,989 in the year earlier period, an increase of over 125%, and a loss from continuing operations of $2,654,775 versus a loss of $1,506,632 from continuing operations and a loss of $1,226,858 for discontinued operations in the period ended September 30, 1999.

     The results of the quarter ending September 30, 2000 include the receipt of 375,000 shares of NetGain Development Inc, valued at $475,000 and accounted for as part of discontinued operations as a result of the settlement of a legal proceeding, MEINERT ET AL V. NETGAIN, ET AL.

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

LIQUIDITY AND FINANCIAL CONDITION

     As of September 30, 2000, we had working capital deficit that reflected (i) accounts payable and accrued expenses of $2.9 million, and (ii) amounts due to related parties of $7.2 million, working capital advances and the funding of costs related to startup and expansion of our European operations. These latter amounts are principally due to our principal stockholder and entities owned or controlled by him, who's also CEO of the Company, Mr. Andreas Typaldos.

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

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2000, the Company issued 1,000,000 shares of common stock with a value of $500,000 to Hermann Seiler and 1,000,000 shares in consideration for the acquisition of the business e-Vantage Company Ltd. to the shareholders of that company. In addition, the Company received into treasury 1,100,000 shares of its Common Stock, which it had issued to Mssr. Newman and Peipert, as a result of the disposal of its CSI subsidiary. During the three months ended June 30, 2000, the company issued 140,000 shares of common stock valued at $70,000 to Streich Lang in consideration of payment for legal fees. During the three months ended June 30, 2000, the company issued 260,000 shares of common stock to Jens Munk valued at $242,067.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 -- Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        e-VANTAGE SOLUTIONS, INC.



Dated: November 14, 2000                By: /s/ Andreas Typaldos
                                            ------------------------------------
                                            Andreas Typaldos
                                            Chairman of the Board and Chief
                                            Executive Officer