Form 10KSB
period 2000-12-31
ELLIGENT CONSULTING GROUP INC
filed 2001-12-28
CIK 814741

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                  FORM 10-KSB

(Mark One)
[X]   ANNUAL  REPORT  UNDER SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended   December 31, 2000                         .
                                --------------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from:                      to                  .
                                      --------------------    -----------------

                     Commission file number: 000-25257
                                             ---------

                         e-Vantage Solutions, Inc.
                         -------------------------
               (Name of Small Business Issuer in Its Charter)

            Nevada                                     87-0453842
            ------                                     ----------
           (State or Other Jurisdiction of(I.R.S. Employer Identification No.) Incorporation or Organization)

            545 Madison Ave., 2nd Floor
           New York, New York                             10022
           ------------------                             -----
           (Address of Principal Executive Offices)(Zip Code)

                                 (212) 521-8002
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

                                   YES NO X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year: $7.8 million

As of December 12, 2001, the number of shares of Common Stock outstanding was 17,476,444 and the aggregate market value of the Common Stock (based on the closing price on July 3, 2001, the last trade date recorded on Over-the-Counter Bulletin Board, "OTCBB") held by non-affiliates of the Company was approximately $3.2 million.

This Annual Report on Form 10-KSB (the "10-KSB") contains certain statements concerning the future that are subject to risks and uncertainties. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission or otherwise. Such statements include, among other things, information concerning possible future results of operations, capital expenditures, the elimination of losses under certain programs, financing needs or plans relating to products or services, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing, and those accompanied by the words "anticipates," "estimates," "expects," "intends," "plans," or similar expressions. For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should specifically consider the various factors identified in this 10-KSB, including the matters set forth in "Item 1. Business," "Item 3. Legal
Proceedings,"  "Item  7.  Management's  Discussion  and  Analysis  of  Financial
Conditions and Results of Operations" and the Notes to Consolidated Financial Statements that could cause actual results to differ materially from those indicated in any forward- looking statement. Other factors that could contribute to or cause such differences include, but are not limited to, capital requirements, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this 10-KSB, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                                     PART I

ITEM 1.  BUSINESS
Current
Operations        e-Vantage  Solutions,  Inc.  ("e-Vantage"),  formerly known as
                  Elligent Consulting Group, Inc., a Nevada corporation, is a holding company with two operating subsidiaries, e-Vantage
                  Company  Limited  ("e-Vantage  Ltd") and  Elligent  Consulting
                  Services,  Inc.  ("ECS").  References  in this 10-KSB to "we,"
                  "us" or "our" refer to e-Vantage, e-Vantage Ltd, and ECS, unless otherwise noted.

                  Until December 1999, we had another operating subsidiary, Conversion Services International, Inc. ("CSI"). Through our CSI subsidiary, the Company provided technology consulting services (the "IT Technology Consulting Business"), and was hoping to implement a strategy of growth based on acquisitions of other small technology consulting companies through a "roll-up" approach based on capital provided by through the public markets. In December 1999 we adopted a formal plan to dispose of CSI (and subsequently sold that company in March 2000, effective December 31, 1999, to that company's original owners), and shifted our focus away from general technology consulting and "rolling-up" of other technology consulting companies. Instead, the Company decided to focus on developing primarily through internal growth based on providing m-commerce and e-commerce solutions and messaging/transaction and communications middleware software products and services. Losses incurred from the disposal of that subsidiary are shown as "Discontinued Operations."

                  Concurrently with the decision to discontinue our CSI operations, we started to focus our business on the following goals and strategies: (i) the development or acquisition of middleware software and solutions in support of business messaging, enterprise content delivery, and transactions over the wired and wireless internet and internal networks, as well as mobile telephones; (ii) developing and/or providing m-business transaction (i.e. mobile commerce)
                  technologies, consulting and services, especially such mobile-based transactions as payments through cellular phones (alternative payment systems); and (iii) providing consulting and services for m-commerce and e- business solutions, as well as general infrastructure technology consulting and services, especially based on domain expertise in the financial services industry.

                  In support of such strategy and goals, and shift from our earlier focus, we acquired the consulting operations of a small e-business middleware consulting technology company, e-Vantage Ltd in the United Kingdom effective January 1, 2000. Pursuant to the acquisition agreement, we issued 1,000,000 of our shares and funded e-Vantage Ltd through the end of Fiscal year 2000 with over $1,500,000 through inter-company loans, which have been subsequently repaid during 2001. We also agreed to appoint two members of e-Vantage Ltd's management team to our Board. At this point, one member of e-Vantage Ltd's management has been appointed to the Company's Board of Directors and the requirement for adding a second member was waived until November 21, 2001. We are currently seeking an additional waiver.

                  Secondly, we hired management staff, including a President of our US Operations, a President of UK Operations and an Executive Vice President for Sales and Marketing, with domain expertise in the financial services industry, as well as access to both potential customer opportunities and the requisite professionals needed to provide and support solutions in that market space.

                  Thirdly, from late 2000 through October 2001, the Company developed a plan and strategy to deliver and support a corporate, industrial-strength messaging/transaction platform, designed to provide a number of vertical market and application specific capabilities, including corporate IM (Instant Messaging). In connection with that plan, in October 2001, the Company acquired the messaging and middleware software products and technology (together with the software development staff that developed these products and technology) that were developed and used by Deutsche Bank, in Germany, for institutional and industrial strength instant messaging by the Bank's traders and professional staff. The Company is currently in the process of commercializing this product and developing a strategy to take it to market. Such commercialization includes intended "wireless" and mobile extensions, as well as "gateways" and integration with other products ands services.

                  e-Vantage intends to market this family of products, including its corporate Instant Messaging (IM), under the general platform name of e-Vantage TMX (Transaction and Message Exchange) Middleware Platform. The development and marketing of these products and services will also require and depend on the successful integration, marketing, and deployment of additional software products and technology platforms, to be provided by independent software and technology vendors with whom the Company has or hopes to have and to maintain appropriate strategic alliances (our "OEM Relationships.")

                  As consideration for the acquisition of the "base" product/platform from Deutsche Bank, the Company will pay certain royalties based on the sale price of the product to future customers of the Company for a period of two years, not to exceed a certain amount.

                  Our principal executive office is located at 545 Madison Ave., 2nd Floor, New York, New York 10022 and our telephone number is (212) 521-8002.

The Market Businesses today are using the mobile/wireless and internet (IP) channels to create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using these channels to increase efficiency in their operations through improved communications, both internally and with suppliers and other business partners. This emerging business use of Instant Messaging (IM), global m-commerce ("wireless"), and internet ("wireline") platforms encompasses both business-to-business and business-to- consumer communications and transactions.

                  While there are numerous benefits associated with e- and m-business, to gain or maintain a competitive advantage, companies must fully understand the enterprise-wide implications of proposed solutions and must implement these solutions with the most effective technologies, systems and processes. Companies must integrate new internet and m-commerce communications, applications, and technologies with existing systems and operations, and deploy them seamlessly, quickly, and cost-effectively. In addition, the creation of e- and m-business solutions and communications requires both new products, technologies, and middleware platforms, as well as personnel with extensive technological skills to plan and implement effective solutions which fully exploit the benefits of e- and m-business. Because such products and expertise needed by companies to address e-business and m-business needs are typically outside their core competencies, companies and especially fast-moving global enterprises often need to employ outside technology experts and acquire outside technology products and middleware platforms and services to achieve and deploy such m-commerce and e-business solutions.

                  Of course, the severe economic conditions in the second half of 2000 and in 2001, the current recession and projected global economic problems through 2002, the terrorist attacks of September 11, 2001 and the dislocation suffered by financial institutions located in New York, together with the large layoffs that have resulted from these conditions and that are projected in the future as a result of these conditions, have significantly slowed down the use of such outside technology, consultants, and services as mentioned above that are generally required in the implementation of mobile and internet commerce and communications solutions.

                  In fact, while the Company is still showing significant year-to-year growth in 2001 in the use of its consultants and services, the Company has also experienced significant consecutive quarter-to-quarter slowdown in both revenues and profitability, as well as in its rate of growth, as a result of the above mentioned slowdown in the use of outside consultants by major customers. Furthermore, this will likely continue or accelerate, and may result in negative year-to-year quarterly growth.

                  However, the Company believes that, ultimately, the need for such m- commerce and e-business solutions, their technological complexity, and the relative lack of appropriately qualified personnel will cause the major global companies to balance the need to cut expenses in connection with the use of outside consultants and technologies due to the current and projected economic conditions with the need to develop such advanced m-commerce and e-business solutions. The challenge the Company faces is to sustain profitable operations through this period of economic slowdown.

Our Products
And Services Our goal is to offer technology products and solutions, and consulting and other services, to companies seeking to capitalize on primarily mobile and internet business platforms and means to improve and expand their businesses. We will strive to provide products, strategy, design, development and support of primarily mobile/wireless middleware-based transaction/messaging solutions which improve intra- and inter- enterprise communications, transactions, content delivery, and commerce. The principal technology products and platforms that we plan to develop, market, and support are based on our e- Vantage TMX (Transaction and Message Exchange) Middleware products. The development and marketing of the Company's products and services will also depend in large part on the successful integration, marketing, and deployment of additional software products and technology platforms that may be provided by independent software and technology vendors with whom the Company has or hopes to have and to maintain appropriate strategic OEM Relationships.

Clients We have only recently entered the m-business and e-business and communications technology products, consulting, and services market and have done so during a period of severe global economic slowdown during the last one and a half years. We do not currently have many clients but depend on a few major clients for most of our revenues. In some cases, such as Deutsche Bank, revenues from a single client may be diversified over different projects or associated companies of that client and may therefore involve different and un-related decision makers around the world. In Fiscal Year 2000, our biggest clients were paybox.net, IBM, and Deutsche Bank. Paybox.net is a company in which Deutsche bank is a major shareholder. These clients represented 21%, 12% and 11% of our business, respectively. In Fiscal Year 2001, the Company continued to depend on a few major customers which provided most of the Company's revenues. In Fiscal Year 2001, IBM was replaced as a major customer of the Company by Chase, from which we had increased revenues in the first half of the year but dramatically decreasing revenues in the second half; the same was the case with paybox.net, as well as with Deutsche Bank. Most of our agreements are generally terminable by the client with little or no notice. Our revenues, in both Fiscal 2000 and Fiscal 2001, do not include any revenues from TMX product sales (i.e. licensing, subscription-based revenues, or per- transaction fees).

Sales Our principal target clients are companies seeking to capitalize on mobile/wireless and internet communications, content, and transaction delivery and e-commerce opportunities to improve and expand their businesses. We market our services through direct sales efforts, referrals, strategic alliances, and business contacts of our management and Board Members. We have a limited sales organization of two sales representatives. We do not have a marketing budget.

Competition       The information  technology and services industry,  especially in the wireless/mobile and e-commerce technology space and the
                  messaging/middleware   and  IM  communications   markets,   is
                  extremely competitive. A number of companies compete with us in select markets with substantially similar products and services. In most of the markets in which we compete, we believe that there are participants which have significantly greater financial, technical and marketing resources than we do. Also, to remain on our clients' vendor lists and develop new client relationships, we must satisfy their requirements at competitive rates. Although we continually attempt to lower our costs, there are other similar technology product and service organizations which may offer the same or similar products and services as we offer at the same or lower costs.
                  Additionally, in some cases, certain of our clients require that their vendors reduce rates after services have commenced.
                  There can be no assurance that we will be able to compete effectively on pricing or other requirements and, as a result, we may lose clients or be unable to maintain historic gross margin levels or to operate profitably.

                  In addition, the market for middleware/messaging transaction management and communications products, and wireless/mobile and e-business solutions, is subject to rapid technological change and is significantly affected by new product introductions and other activities of industry participants and by the current broad negative economic conditions. While the market for such solutions may be relatively new, it is already highly competitive and characterized by an increasing number of entrants which have introduced or developed products and services similar to those we offer. We also believe that competition will intensify in the future.

                  The Company's competitive strategy is to compete on the basis of a number of factors, including product and service feature advantages, architectural design and systems engineering expertise, quality, pricing and speed of service delivery, and most importantly industry and domain knowledge and expertise. However, there can be no assurance that we will be able to develop our product/technology offerings or our services to successfully compete in a fast moving and extremely competitive marketplace or to maintain our ability to grow our revenues or obtain new customers, especially if existing customers diminish or eliminate the use of the Company's products or services.

                  We believe that we will compete principally with major software/middleware product companies, strategy and technology consulting firms, internet and professional services firms, systems integration firms, technology vendors, and internal information systems groups. Our competitors may be better positioned to address developments or may react more favorably to changes, which could have a material adverse effect on our business, results of operations and financial condition (see "MD&A"). Many of the companies which provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, the barriers to entry into our markets may be such that we have faced, and expect to continue to face, competition from new entrants into our markets.

Employees         As of December 31,  2000,  we had  approximately  46 full-time employees.  Of this total,  approximately  33 were consultants for hire to our clients that offered billable services, and 13
                  were  in  sales,   finance,   administration   and   executive
                  management.   In   addition,   we   utilized   a   number   of
                  sub-contractors. Our future success will depend in part on our ability to hire adequately trained personnel who address the increasingly sophisticated needs of our clients. Our on-going employee and consultant needs arise from:

                  - Increasing demand for our services;
                  - Turnover; and
                  - Clients' requests for professionals trained in the newest information and development tools and technologies.

                  Few of our employees are bound by non-compete agreements. Competition for personnel in our industry is significant and we may have difficulty in attracting and retaining an optimal level of qualified personnel in the future. In particular, competition for the limited number of qualified project managers and professionals with certain specialized skills, such as working knowledge of certain sophisticated software and mobile/internet platforms and domain expertise is intense. Because of this, recruitment of employees and consultants is a critical element in our success. We will continue to devote resources and effort to meeting our personnel requirements.

                  We offer or are committed to offering a number of programs designed to retain our trained personnel, including:

                  - Competitive salaries; - Stock option plan; and - Medical benefits.

Intellectual
Property Rights
                  We generally rely on contractual arrangements, and copyright and trademark laws, to protect our proprietary information and confidential business information. However, there can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights.

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

                   On July 23,  1998,  we entered into a  non-binding  letter of intent to merge with Patra Capital Ltd., a Delaware corporation ("Patra Capital"), based on a strategy of raising capital to acquire a number of technology consulting companies through a "roll-up" approach. To complete this merger we formed a special purpose acquisition subsidiary, Patra Acquisition, Inc., a Delaware corporation. Effective July 31, 1998, Patra Acquisition and Patra Capital merged under an agreement and plan of merger and Patra Capital was the surviving entity. As a result of this transaction, Patra Capital became our wholly-owned subsidiary, the management of Patra Capital became the management of Arena and we changed our name to Elligent Consulting Group, Inc. ("Elligent"). On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, we issued 12,950,000 shares of Elligent's restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. On September 21, 1998, effective August 1, 1998 for accounting purposes, we purchased CSI through our wholly-owned subsidiary, Patra Capital. On July 27, 1999, we acquired all of the issued and outstanding common stock of ECS. Due to common ownership, the acquisition was accounted for at book value in a manner similar to a pooling of interests. In anticipation of the acquisition, options to acquire common stock in ECS previously granted to ECS employees were converted to options to acquire common stock in Elligent at a price of $0.05 per common stock. Effective December 31, 1999, we sold our CSI subsidiary and reflected the financial results and losses from our operation of CSI, both when we owned it and as a result of our divestiture, as "Profit/Losses from Discontinued Operations", and shifted our focus away from general technology consulting, through a "roll-up" strategy of other small technology consulting companies, and into developing the Company through primarily internal growth by providing m-commerce and e-commerce solutions and messaging/transaction and communications middleware software products and services.

                  Effective January 1, 2000, we acquired all of the issued and outstanding stock of e-Vantage Ltd. In connection with the transaction, we issued 1,000,000 shares of our Common Stock and provided e-Vantage Ltd with approximately $1.5 million in working capital, through inter-company loans that were repaid in 2001, in order to implement the Company's shift in focus and develop its European organization. We also agreed to appoint two members of e-Vantage Ltd's management team to our Board. At this point, one member of e-Vantage Ltd's management has been appointed to the Company's Board of Directors and the requirement for adding a second member was waived until November 21, 2001. We are currently seeking an additional waiver. On July 25, 2000, we changed our name to e-Vantage Solutions, Inc.

                  In October 2001, the Company acquired certain messaging and middleware software products and technology, together with the software development staff that developed the products and technology, that were developed and are currently being used by Deutsche Bank, in Germany, for institutional and industrial strength instant messaging by the Bank's traders and professional staff. The Company is in the process of commercializing these products by developing "wireless" and mobile extensions and "gateways" to various applications and services. The Company intends to market various wireless/mobile transaction and communications platforms and products, technologies, and services, including an industrial strength corporate Instant Messaging (IM) product, based on the e-Vantage TMX (Transaction and Message Exchange)
                  Middleware Platform. In connection with that strategy, the Company intends to integrate certain additional software products and technology platforms, which will be provided by independent software and technology vendors with whom the Company has or hopes to have and to maintain appropriate strategic OEM Relationships. As consideration for the acquisition of the "base" product/platform from Deutsche Bank, the Company will pay certain royalties based on the sale price of the product to future customers of the Company for a period of two years, not to exceed a certain amount.




Risk Factors Which May Affect Future Results

The following important factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this 10-KSB or presented elsewhere by management from time to time.

Our common stock is
not currently traded
on any exchange or
any electronic
quotation         system  Our Common  Stock was  quoted on the  Over-the-Counter
                  Bulletin Board ("OTCBB") until July 2001. At that time we were de-listed  from the OTCBB  because  we were not in  compliance with  the  NASD's  requirement  that we  remain  current  with respect to our Securities Exchange Act reporting  obligations.
                  This  de-listing of our Common Stock from the OTCBB could have
                  a  material,   adverse  effect  on  our  business,   financial
                  condition or results of operations.

We intend  to apply to  relist
our  shares  on the  OTCBB  but,
even if we are
successful,  there are risks
 associated  with our  stock
trading  on the OTCBB
rather than a national
exchange Although we are attempting to comply with NASD's requirement, and hope to have our common stock quoted on the OTCBB in the future, we cannot assure you that our stock will be quoted on the OTCBB. Assuming we are able to have our common stock quoted on the OTCBB, it is important to understand that there are significant consequences associated with our common stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our stock on a national exchange include limited release of the market prices of our securities, limited coverage of us and our stock by analysts, and volatility of our stock prices due to low trading volume. These factors may limit our ability to issue additional securities or to secure additional financing.

Our business
strategy is evolving
and unproven      We recently  decided to change our business  strategy
                  and shift our focus. Accordingly, our new business model is new and unproven and will need to continue to develop. Our new business model may not be successful, and we may need to change it again. Our ability to generate revenues will depend, in large part, on our ability to successfully market our services and we may not be successful in our endeavors.

We have an
unprofitable
operating history,
discontinued
operations and
limited financial
resources         We began  operations  by purchasing  CSI, our first  operating subsidiary.  On  December  31,  1999 we  discontinued  the CSI
                  business  (the   "Discontinued   Business").   While  CSI  was
                  marginally  profitable,  our consolidated  operations over the
                  last  two  years  of   operations   (1999   and   2000)   were
                  unprofitable.  This is in part  because  of (i)  overhead  and
                  executive   and   administration   costs,   (ii)   legal   and
                  professional  expenditures  in connection with the acquisition of CSI,  as well as legal  and  professional  expenditures  in
                  connection  with  other   acquisitions  and  plans  that  were
                  undertaken  after the acquisition of CSI, (iii) the very large legal, operational, and divestiture costs and losses that were incurred in  connection  with the  divestiture  of CSI and the decision  to shift  our  focus to  e-business  and  m-business consulting and services, (iv) the development of the
                  business  of ECS,  and (v) because of the  substantial  losses incurred in fiscal 2000 as we  undertook to shift our business
                  from  the  IT   Technology   Consulting   Business   into  the
                  mobile/wireless and e-business consulting and service business through the acquisition of e-Vantage Ltd. and the development of that business.

                  As a result of these conditions, as of December 31, 2000, we suffered an operating loss of approximately $2.9 million. At December 31, 2000, we had a working capital deficit of approximately $8.3 million. The working capital deficit principally reflects amounts due to our CEO or family entities associated with him.

                  Even though we are now operating on a positive cash flow basis, our history of losses raises substantial doubts about our ability to continue as a going concern. Our auditors have issued a going concern opinion. During fiscal 2001, we expect to meet working capital and other cash requirements with cash derived from operations and other financing as required, including the issuance of equity securities and other consideration that can dilute current owners or investors purchasing our common stock, although there can be no assurance that we will generate cash from our operations in the near future or that we will obtain financing or obtain such financing on acceptable terms, if at all. We must continue to improve the efficiency of our operations to achieve and maintain positive cash flow from operations. See "- Liquidity and Capital Resources", and "Going Concern" in the Notes to Financial Statements. There is no assurance that we will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for our needs, or that we will be able to achieve profitability on a consistent basis.

Our future success  depends
heavily on the increased
 acceptance and use of the
internet and mobile channels
 as a means for conducting
commerce Our future success depends heavily on the increased acceptance and use of the wireless/mobile and internet channels as a means for conducting commerce. We will focus our product and service offerings on the development and implementation of strategies and solutions related to those channels. If commerce on the internet or the mobile channel does not continue to grow, or grows more slowly than expected, our business, financial condition and results of operations would be materially adversely affected.

We have a limited
operating history in
the wireless/mobile and e-business
solutions  and service
marketplace,
and it may be
difficult to assess
our prospects in the
current and projected
economic
climate Although we began operations in September 1998, our principal business until the first quarter of Fiscal year 2000 was in general information technology consulting, from which we derived all of our revenues. Since then, however, we have generated most of our revenues from our targeted marketplace and area of focus, which is the wireless/mobile and e-business solutions space. However, we use technologies and sell services which are themselves part of a relatively new industry. Furthermore, our recent entry into these new industries coincides with a general economic downturn and slowdown, which has caused many companies to limit or totally eliminate the use of outside consultants, products, and services. Despite our quarterly year-to-year growth in Fiscal Year 2001 over Fiscal Year 2000, the Company has experienced an economic slowdown in its consecutive quarter to quarter operations during Fiscal Year 2001. In addition, these continued economic conditions have affected consulting and services companies especially hard, in terms of decreasing revenues and profits, and in terms of collapsing valuations for consulting and services companies and the lack of equity and debt capital as a result. This in turn requires, in our view, that the Company accelerate its strategy of generating more revenues from software/technology and per-transaction fees from the mobile/wireless channel to offset rapidly decreasing consulting and services revenues, as well as the broadening of its customer base. However, in addition to increased strain on our resources and risk in execution, this may require commitment or re-allocation of capital and business generated cash flows to these areas and potentially away from other areas of our business activities. However, no assurance can be given that the Company will be able to or have the capital resources and necessary profitability to achieve these objectives and, accordingly, we cannot predict future or even short-term results of operations as a provider of wireless/mobile and e-business solutions and services, and we cannot assure you that we will grow our business. Moreover, we cannot assure you that we have accurately identified all of the risks that relate to our newer businesses.

If we do not attract and
retain qualified professional
staff, we may not be able
to adequately  perform our client
engagements and could be limited
in accepting new
client
engagements       Our  business  is labor  intensive  and our success
                  will depend in large part upon our ability to attract, retain, train and motivate highly skilled employees.  Due to the rapid growth of the wireless/mobile and internet channels,  there is intense competition for employees who have domain,  strategic, creative design,  technical and project and program management experience  in these  areas.  In  addition,  the growth of the internet and wireless/mobile  business models has created many opportunities for people with the skills we seek to form their
                  own   companies  or  join  startup   companies,   since  these
                  opportunities frequently offer the potential for significant future financial profit through equity incentives. Since we may not be able to match such opportunities we may not be able to attract such necessary professional and technical talent.
                  Therefore, it is possible that we may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining and motivating the employees we are able to attract. Any such inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

Our services are
normally offered
on a best-efforts,
as-required basis
and are cancelable
by the client on
short notice      We normally offer  professional  services  through  agreements providing that our services are rendered on a best-efforts basis, that we make no express or implied warranties and that the client must continue to pay all charges incurred prior to the termination of the agreement. Since services are typically rendered on an as-required basis, we do not consider our backlog of unfinished assignments significant. We generally price our services to clients on a time and materials basis and maintain price ranges that reflect the technical skills and experience levels of the consultants on each project.

                  Our contracts are generally cancelable by the client on short notice or at any time and clients may unilaterally reduce or increase their use of our services under such contracts without penalty. The termination or significant reduction of our business relationship with any of our significant clients could have an adverse effect on our operating results.

We will incur
additional expenses
as we continue the
development of our
business
                  We intend to continue to develop new services and product lines to address our clients' diverse needs. As a result, we will need to increase our research and product development, sales and marketing, client support and administrative functions to support anticipated increased levels of operations from these new services and products. We may not be successful in creating this infrastructure and, even if developed, we may not realize any increase in the level of our revenue and operations to offset the additional expenses that we incur.

International
expansion of our
business could
result in financial
losses due to changes
in foreign economic
conditions or
fluctuations in
currency and
exchange rates

                  We expect to continue to depend heavily on and to expand our international operations. We currently have offices in the United Kingdom. While our international organization may have experience in marketing, selling and providing services internationally, as a whole, we have limited experience in being a global company and in operating across a number of international markets. Our consolidated financial condition could be affected and suffer because we depend heavily on international operations which are further subject to other inherent risks, including:

                  - recessions in foreign countries;
                  - fluctuations in currency exchange rates;
                  - difficulties and costs of staffing and managing foreign operations; - political instability or changes in regulatory requirements; and - U.S. imposed restrictions on the import and export of technologies.

We will need to
expand our
management, financial/
administrative, and  sales
resources
to support our plan
and operations and  increase market
awareness and changed
revenues mix
                  Due to lack of capital, business-generated cash-flows, and time and other resources -- and the constraints imposed by the legal and business process of disposing of the Company's CSI subsidiary, the Company's expansion into Europe, the engineering of significant growth, and the need to achieve the above in connection with a shift in strategy and focus -- our senior management team and our administrative and financial management resources and processes were strained and were not able to develop sufficient depth during Fiscal 2000 and through mid-2001. At the same time, the Company's shift in scope and strategic focus added strain to the Company's "span-of-control", especially as the Company's operations stretched from the US to Europe and its focus spanned the wireless/mobile and the e-business marketplaces. Finally, consolidating and reporting on financial results of our international multi- currency operations, and the effort to manage costs and maintain growth, without access to lines of credit or capital, and during a period of severe economic downturn and continued announcement of layoffs and reductions in the use of our consultants, added further complexity and strain to our limited management resources and operations. While we have expanded our management team during Fiscal 2001, to address these needs, we will need to further expand our management, marketing, and financial resources, systems, and procedures, to effectively implement our strategy, increase our marketing presence, and report efficiently and timely on our results of operations as a public company. At the same time, our plan and strategy requires sophisticated and precise execution, which in turn depends on the Company's continued ability to hire and retain additional qualified and experienced management, financial, technical, and professional executives and personnel. In addition, continued economic conditions relating to consulting and services companies require that the Company accelerate its strategy of generating more revenues from software/technology and per-transaction fees from the mobile/wireless channel to offset rapidly decreasing consulting and services revenues, as well as from broadening its customer base. This in turn poses additional strain on our resources, requires commitment or re-allocation of capital and business generated cash flows to these areas of the Company's focus and potentially away from other areas, and increases the overall risk of success. However, no assurance can be given that the Company will be able to or have the capital resources and necessary profitability to achieve the above objectives. Furthermore, the Company's potential inability to address these issues effectively, and to report and operate efficiently as a public company, can have a material detrimental impact on its operations, can expose the Company to legal actions, can hinder its ability to access capital markets, and can limit the Company's overall ability to grow and implement its strategy and plan.


If we do not keep
pace with
technological
changes, our
competitive position
will suffer       Our markets and the technologies  used in our solutions
                  are characterized by rapid  technological  change.  Failure to
                  respond   in  a  timely  and   cost-effective   way  to  these
                  technological developments would have a material adverse effect on our business, financial condition and results of operations. We expect to derive a substantial portion of our revenues from providing wireless/mobile and internet solutions that are based upon leading technologies and that are capable of adapting to future technologies. As a result, our success will depend on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences.
                  We may not be successful in addressing future developments on a timely basis. Our failure to keep pace with the latest technological developments would have a material adverse effect on our business, financial condition and results of operations.

Our failure to
meet our client
expectations could
result in losses and
negativepublicity Our  client  engagements may involve the creation and implementation wireless/mobile transactional and e-business solutions and other applications that are often critical to our clients' businesses. Any defects or errors in these systems or solutions or failure to meet clients' expectations could result in:

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

We face significant
competition in the
markets that are
new and rapidly
changing The markets for the products/technologies and services we provide are highly competitive. We believe that we currently compete principally with technology providers, consulting firms, internet professional services firms, systems integration firms, and internal information systems groups. Many of the companies that provide products and services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, in some of our market areas there may be relatively low barriers to entry and we have faced, and expect to continue to face competition from new entrants into our markets.

                  We believe that the principal competitive factors in our markets include:

                  -  ability  to  integrate   strategy,   creative   design  and
                  technology services; - quality of technology products and services, speed of delivery and price; - industry knowledge; - sophisticated project and program management capability; and - mobile/wireless and internet technology expertise and talent.

                  We believe that our ability to compete also depends in part on
                  a  number  of   competitive   factors   outside  our  control,
                  including:

                  - the ability of our competitors to hire, retain and motivate professional staff; - the development by others of wireless and internet products and services that are competitive with our solutions; and - the extent of our competitors' responsiveness to client needs.

                  There can be no assurance that we will be able to compete successfully in our markets.

We are dependent on
major customers and
large contracts   Our five largest  clients,  when combined,  accounted for over
                  60% of our total  revenues  in fiscal  year 2000.  Our largest client,  [Paybox.net]  accounted for 21% of our total revenues in fiscal year 2000. Given the continued  adverse economic and business  climate and  projections  in Fiscal 2001 and beyond, which has caused and will  continue to cause  companies to cut costs in connection with  technology  products and services of the kind that the  Company  provides,  the  Company's  revenue concentration  from a few major  clients  was not  reversed in
                  Fiscal 2001 but  intensified  even further.  This represents a
                  significant  risk  and  can  result  in  significant   revenue
                  volatility and the inability of the Company to forecast revenues in future periods, especially since the Company is already experiencing slowdown in such revenue growth from these large clients in the later half of Fiscal 2001.

Dependence on
key management
personnel         The  success  of our growth and  business  strategies  will be highly dependent upon the efforts of our key management personnel. The loss of the services of any one of our executive officers could have an adverse effect on our business and on the implementation and success of our growth strategy. We do not currently carry key man insurance on our employees but will evaluate the necessity of carrying key man insurance on selected individuals on an ongoing basis. The amount of insurance, however, may not be sufficient to offset our losses if the services of any of our executive officers were unavailable. It is not possible to estimate the amount of any such loss.

Potential conflict of interest
of our Chief
Executive         Officer Our Chairman and CEO,  Andreas  Typaldos,  is also the
                  Interim  Chief  Executive  Officer  and  Chairman  of  NetGain
                  Development,  Inc., a small  publicly-traded  internet capital company, and as a result spends part of his time in connection with the  affairs of NetGain and on other  business  ventures.
                  Currently,  Mr.  Typaldos  constitutes  the only  personnel of
                  NetGain,  which has no operations other than the monitoring of small investments in a few remaining internet  companies.  Mr.
                  Typaldos and his family are also shareholders in NetGain,  but their holdings are a much smaller percentage relative to their holdings in the Company and their cash investment is less than five  percent  of their cash  investment  in the  Company.  In addition, Mr. Typaldos and his family are investors in Enikia, a private powerline-based  communications and home- networking company.  During  part of Fiscal  2000 and  Fiscal  2001,  the
                  Company  sublet  and was  later  assigned  the lease for space occupied by NetGain at cost. In addition, to obtain better and less expensive health care coverage by having a larger insured pool,  until August 2001, the Company combined its health care insurance coverage and payment administration with NetGain and
                  Enikia into a single policy. Each company paid their allocated
                  cost  or  was  credited  its   proportionate   share   through
                  adjustments  in   inter-company  or  loan  accounts  that  the
                  companies have with our CEO or his family as a result of loans and advances made by them.

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

We need additional
financing for our
future capital needs,
which may not be
available on
acceptable terms,
if at all         We need additional financing within the next year, especially if:

                  - our cash flow is not sufficient to fund our continuing operations and growth and pay down our debt; - we increase our proposed rate of expansion; - we require funds to develop or acquire and market new technology and products and services; or - we acquire other businesses, products or technologies.

                  These transactions may dilute the value of our common stock outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs which could have a material adverse effect on our results of operations and financial condition.

Breaches of
security on mobile/wireless
platforms and the
internet may
adversely affect
our business by
slowing the growth
of e-business and
m-business        The need to transmit confidential information,  such as credit
                  card  and  other  personal  information,   securely  over  the
                  internet  has been a  significant  barrier to  e-business  and
                  m-business.  Any well-publicized  compromise of security could deter  more  people  from  using the  internet  or from  using information  technology to conduct  transactions  that involve
                  transmitting   confidential  information  over  the  internet.
                  Furthermore,  decreased  traffic and e-business and m-business sales as a result of general  security  concerns  could  cause
                  companies   to  reduce   their   spending  on   internet-based
                  solutions.

If we are held
liable in a suit by
a client, our
insurance may
not cover all of
our losses

                  We have directors and officers, errors and omissions and employment practice insurance in place. We purchased directors and officers insurance to assist us in attracting and retaining qualified individuals to serve on our board and to become our officers. We obtained errors and omission insurance to help protect us from liabilities arising from claims that our work on a particular project resulted in losses to a client. A finding by a court with jurisdiction over such a suit that we were responsible for damages as claimed by a client may have a material adverse effect on our operating results. The insurance we have in place may not be sufficient to cover the full extent of such losses.

Potential
Fluctuations in
Operating         Results  Our   quarterly   operating   results  may  fluctuate
                  significantly  in the  future  as a  result  of a  variety  of factors,  many of which are outside our control.  Factors that
                  may  affect  our  quarterly   revenue  or  operating   results
                  generally include:

                  - general adverse economic conditions; - costs relating to the expansion of our business; - the timing of assignments from customers;
                  - the seasonal nature of our business due to holidays and vacation schedules, including the summer quarter and the end-of-year quarter; - the introduction of new products/technologies or services by us or our competitors; - price competition or price changes

                  Quarterly sales and operating results can be difficult to forecast even in the short term. Due to all of the foregoing factors, it is possible that our revenues or operating results in one or more future quarters will fail to meet or exceed the expectations of securities analysts or investors. In such event, the trading price of our common stock would likely be materially adversely affected.

Price volatility
and lack of trading
in our stock      The  market  price of our  common  stock  could be  subject to
                  significant   fluctuations   in  response  to   variations  in
                  quarterly  operating  results,   our  prospects,   changes  in
                  earnings  estimates  by  securities  analysts  and by  general economic,  financial and other  factors and market  conditions that can affect the capital  markets  generally,  the industry segment  of which we are a part,  including  the  level of and fluctuations in the trading prices of stocks generally, and by other  events  that are  difficult  to predict  and beyond our control.  Additionally,  there has been little  trading in our
                  common  stock.   The   securities   markets  in  general  have
                  experienced significant price and volume fluctuations from time to time in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. Such broad fluctuations and lack of trading in our common stock may adversely affect the market price of our common stock in the future. This would negatively affect our ability to acquire new employees, technology, or companies by using our publicly traded stock as a form of consideration.

Dependence
On Few Clients    In connection  with its shift to the current  business  focus, the Company has been dependent on a few clients to provide most of its revenues. In Fiscal 2000, our biggest clients were paybox.net (a company in which Deutsche Bank is a major shareholder), IBM and Deutsche Bank. These clients represented
                  21%,  12% and 11% of our  business,  respectively.  In  Fiscal
                  2001, the Company continued to depend on a few major customers who provided most of the Company's revenues. In Fiscal 2001, IBM was replaced as a major customer of the Company by Chase, from whom we had increased revenues in the first half of the year but dramatically decreasing revenues in the second half;
                  the same was
                  the case with paybox.net, as well as with Deutsche Bank. Most of our agreements are generally terminable by the client with little or no notice.

Control by current
stockholders      At December 12, 2001,  our directors  and  executive  officers beneficially  owned  approximately  10.1 million shares of our
                  Common   Stock,   representing   approximately   57%   of  our
                  outstanding common stock. As a result, our directors and executive officers are able to exercise significant influence on the election of our board of directors or on other matters requiring a vote of our stockholders and thereby direct our policies.

ITEM 2.  DESCRIPTION OF PROPERTY

Currently the Company has a lease for approximately 4,000 feet of space, for approximately $8,000 per month and with a five month cancellation clause, at 545 Madison Ave., 2nd Floor, New York, New York 10022.

We also maintain offices in approximately 600 square feet of leased space at Bakers House, 25 Bakers Road, Uxbridge, Middlesex, UBB 1RG, United Kingdom.

From August 2000 until June 2001, the Company sublet, at cost, approximately 4,000 feet of leased space, at 60 Madison Ave., New York, N.Y. for approximately $8,000 per month on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

While from time to time the Company may be party to legal disputes or proceedings, as of December 2001, we are not involved in any legal dispute or proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter for a vote by our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock was traded on the OTCBB under the symbol "EVGL." The following table sets forth, for the periods shown, closing bid prices in dollars per share as reported by Bloomberg. Such prices generally reflect market making transactions, but may also reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 1999                       Low          High

First Quarter                                    $3.75        $4.8125
Second Quarter                                   $1.50         $3.375
Third Quarter                                   $1.375          $3.25
Fourth Quarter                                   $.625         $1.375

Year Ended December 31, 2000                       Low           High

First Quarter                                    $3.75        $4.8125
Second Quarter                                   $1.50         $3.375
Third Quarter                                   $1.375          $3.25
Fourth Quarter                                   $.625         $1.375

The number of record holders of our common stock as of the close of business on December, 2001, were approximately 367.

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

Recent Sales Of Unregistered Securities

In July 1997, we sold 214,285 shares of our common stock to two individuals at a cash price of $0.07 per share under the private offering exemption of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Lloyd T. Rochford, who at the time of the placement was a director and an officer, purchased 174,285 shares for $12,200 and Robert Morley purchased 40,000 shares for $2,800.In January 1998, we issued 200,000 shares of our common stock to KM Financial for services rendered having a value of $14,000 or $0.07 per share under the private offering exemption of Section 4(2) of the Securities Act. In June 1998, we sold an additional 400,000 shares of our common stock to Robert Morley at a price of $0.90 per share under the private offering exemption of
Section 4(2) of the Securities Act for $359,799, representing the purchase price of $360,000 less certain incidental costs of $201.

In connection with our merger with Patra Capital we issued 12,950,000 shares of our common stock, including 1,100,000 shares in connection with the acquisition of CSI. As of January 21, 1999, we issued 166,667 shares of common stock to Scott Newman in lieu of cash due for the $1,000,000 installment due on the purchase note payable to Mr. Newman. As of January 21, 1999, we issued 83,334 shares of common stock to Glenn Peipert in lieu of cash due for the $500,000 installment due on the purchase note payable to Mr. Peipert. From January through November 2000, we issued 1,000,000 restricted shares to the owners of e-Vantage Company Limited as consideration for acquiring their shares in e-Vantage Company Ltd; 600,000 restricted shares (net of 500,000 shares issued but not delivered and subsequently cancelled) in consideration for $350,000 to a new investor and to an existing investor who had purchased shares at the beginning of the Company at a much higher price and wished to average down his price; 376,884 restricted shares to newly hired executives and other employees of the Company for sign-on bonuses and approximately $300,000 in cash or foregone salary; and 503,500 restricted shares to various parties, who had purchased stock or provided services during a private placement of the Company's shares immediately prior to the litigation that ensued in connection with the Company's divestiture of its CSI subsidiary. This latter stock issue was intended to adjust the price of the shares purchased during the private placement so as to more fairly reflect the price of the stock as a result of the divestiture of CSI and to eliminate the danger of any legal proceeding as a result thereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION Summary Financial Information

The following table contains certain selected financial data of the Company and is qualified by the more detailed financial statements and the notes thereto provided in this report. The financial data has been derived from our financial statements, which statements have been audited by Moore Stephens, P.C. and are included elsewhere in this Report.

Statement of Operations Data
                                         Twelve Months Ended Twelve Months Ended
                                           December 31, 2000   December 31, 1999

Revenue                                        $7,835,024         $3,328,907
Cost of Revenue                                (4,833,016)        (2,612,937)
                                               ----------         ----------

Gross Profit                                   $2,952,008         $ 715,970
                                               ==========         =========

[Loss] from Continuing Operations              (2,967,525)        (1,703,797)

Discontinued Operations:
  [Loss] from Operations of Discontinued Business
    Segment                                            --         (3,492,755)
  [Loss] on Disposal of Business Segment          (50,366)        (2,244,909)
                                               ----------         ----------

Net [Loss]                                     $(2,910,060)       $(7,338,070)
                                               ===========        ===========

[Loss] per Share of Common Stock:
  [Loss] from Continuing Operations            $     (.18)        $    (.11)
  [Loss] from Operation of Discontinued Operations     --              (.24)
  [Loss] on Disposal of Discontinued Operations        --              (.15)
                                               ----------         ---------

  Basic and Diluted [Loss] per Share of
    Common Stock                               $     (.18)        $    (.43)
                                               ===========        =========

  Weighted Average Shares of Common Stock
  Outstanding                                  16,691,062         14,841,183
                                               ==========         ==========

Balance Sheet Data
                                                 As of December 31, 2000

Current Assets                                          $2,366,703
Total Assets                                            3,094,925
Current Liabilities                                     10,644,333
Working Capital Deficit                                 (8,277,630)
Stockholders' Deficit                                   (7,569,408)
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

On September 21, 1998, effective August 1, 1998, for accounting purposes, we, through our wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc. Subsequently, we completed the divestiture on March 31, 2000, and reflected the financial results of CSI in our consolidated financial statements, both while we owned CSI and after we divested it, as "Discontinued Operations."

In July 1999, we purchased the operations of ECS, which is a small technology consulting company that provides infrastructure consulting services to primarily New York financial services industry customers.

During the end of 1999 and in the first quarter of 2000, the Company planned and began implementation of a shift in focus away from general technology consulting and onto e-business and m-business consulting and services, as well as the marketing and support of messaging/transaction and communications software platforms. We did so by discontinuation of the Company's general technology consulting business, through the divestiture of our operating subsidiary in that area, CSI; and by acquiring and then investing in the growth of our e-business and m-business, and the acquisition of our European subsidiary, the e-Vantage Company Ltd, and our MSX middleware/messaging software platform.

For the 12-month period ended December 31, 2000, we had revenues of $7.8 million versus $3.3 million in 1999, which represents an increase of approximately 136%. This increase occurred primarily over the three quarter or nine month period, from April 2000 to December 2000, after we formally concluded our legal proceedings relating to the divestiture and discontinued operations of our CSI operating subsidiary. Furthermore, this growth occurred in the context of (i) our shift to a new business focus on e-business and m-business consulting and services; (ii) against a background of an economic downturn; (iii) against a background of initiating and starting-up operations in the UK; and (iv) against a context of losses from our start up operations in Europe and availability of limited capital to support such losses. The capital for these endeavors was provided primarily through loans from our CEO and his family entities.

The operating loss from our continued operations includes holding company management and overhead expenses, legal and professional fees related to our operation as a public company and our acquisition related activities, and most importantly losses from start-up efforts in connection with our start-up operations both in the e- and m-commerce space and in our European operations. Such losses resulted from unusually high general and administrative expenses ("G&A") as a result of start up, and as a result of consultants who were not billable.

Our plan in fiscal 2001 and beyond is to address the areas which represent opportunities for both reduction of costs and for increase in gross margin profitability, even though the current economic downturn and the slow-down on utilization of consultants by customers that has resulted from it can impact the potential for the success of such plans.

Liquidity and Financial Condition

As of December 31, 2000, we had a working capital deficit of $8.3 million, which includes amounts due to related parties of approximately $8.6 million. This latter amount was principally due to entities associated with our CEO's family, which also constitute our principal shareholders. These debt amounts are evidenced as demand promissory notes, advances, and as accrued compensation, and interest as indicated below. They are interest bearing and payable on demand. Short term loans and advances are provided on the basis that they be repaid immediately when the Company receives cash from its operations, receivables, or external financing. During 2000, no net re-payments were made, while in 2001 amounts approximately equal to the accrued compensation expense and interest was paid.

Accrued Compensation Expense - Stockholders             $ 918,418
Accrued Interest - Stockholders                           704,028
Notes Payable - Stockholder                             3,453,415
Short Term Notes and Advances from Stockholders         3,505,432

We intend to seek financing from other sources, such as other public and private financing sources, including strategic partners with whom we are doing or plans to do business and our existing shareholders who have an interest in preserving their investment in the Company.

However, no assurance can be given that we will be successful in obtaining such financing, and the failure to obtain necessary financing could have a material adverse effect on us. At the present time, we believe that while able to support day to day operations and reasonable internal growth, our current sources of funding are not adequate to support our growth plans.

Inflation

Inflation has not had a material effect upon our results of operations to date. If the rate of inflation should accelerate in the future, it is expected that costs in connection with our provision of services and products will increase, and, to the extent such increased costs are not offset by increased revenues, our operations may be adversely affected.

Forward Looking Information

This report contains certain forward-looking statements and information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include the following: the shift in our business focus, our success in obtaining new contracts; the volume and type of work orders that are received under such contracts; levels of, and ability to collect accounts receivable; availability of trained personnel and utilization of our capacity to complete work; competition and competitive pressures on pricing; availability, cost and terms of debt or equity financing; and economic conditions in the United States and in the regions served.

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

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of e-Vantage Solutions, Inc.
  New York, New York


            We have audited the accompanying consolidated balance sheet of e-Vantage Solutions, Inc. [formerly known as Elligent Consulting Group, Inc.] and Subsidiaries [the "Company"] as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e-Vantage Solutions, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company incurred a net loss of approximately $2,910,000 for the year ended December 31, 2000, and had a working capital deficit of approximately $8,277,630 at that date. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.






                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

New York, New York
September 13, 2001

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING GROUP,
INC.] AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000.
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                              $   179,187
  Trade Accounts Receivable - Net of Allowance
   for Doubtful Accounts of $195,000                                  1,856,368
  Net Assets of Discontinued Operations                                 330,000
  Other Current Assets                                                    1,148
                                                                    -----------

  Total Current Assets                                                2,366,703

Furniture and Office Equipment - Net of $98,556 of
Accumulated Depreciation                                                215,888

Cost in Excess of Net Assets Acquired - Net of $128,084 of
  Accumulated Deprecation                                               512,334
                                                                    -----------

  Total Assets                                                      $ 3,094,925
                                                                    ===========

Liabilities and Stockholders' Deficit:
Current Liabilities:
  Accounts Payable                                                  $ 1,189,001
  Accrued Expenses                                                      894,039
  Accrued Compensation Expenses - Stockholder                           918,418
  Accrued Interest - Stockholders                                       704,028
  Note Payable - Stockholder                                          3,453,415
  Advances from Related Parties                                       3,505,432
                                                                    -----------

  Total Current Liabilities                                          10,644,333
                                                                    -----------

Commitment and Contingencies

Stockholders' Deficit:
  Common Stock - $0.001 Par Value; 50,000,000 Shares
   Authorized, 17,459,610 Shares Issued, of which 1,161,002 are
   in Treasury                                                           17,459

  Capital in Excess of Par Value                                      6,618,887

  Accumulated Other Comprehensive Income                                 83,124

  Accumulated Deficit                                               (11,282,866)
                                                                    -----------

  Sub-total                                                          (4,563,396)
  Treasury Stock - 1,161,002 Shares at Cost [3]                      (3,006,012)
                                                                    -----------

  Total Stockholders' Deficit                                        (7,569,408)
                                                                    -----------

  Total Liabilities and Stockholders' Deficit                       $ 3,094,925
                                                                    ===========

See Accompanying Notes to Consolidated Financial Statements.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING GROUP,
INC.] AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                             Years ended
                                                            December 31,
                                                         2 0 0 0     1 9 9 9
                                                         -------     -------

Revenue:
  Revenue                                              $7,835,024   $ 3,328,907
  Cost of Revenue                                      (4,883,016)   (2,612,937)
                                                       ----------   -----------

  Gross Margin                                          2,952,008       715,970
                                                       ----------   -----------

Cost and Expenses:
  General and Administrative                            5,104,414     1,767,332
  Depreciation                                             86,969        10,093
  Amortization                                            128,084            --
                                                       ----------   -----------

  Total Cost and Expenses                               5,319,467     1,777,425
                                                       ----------   -----------

Operating [Loss]                                       (2,367,459)   (1,061,455)
                                                       ----------   -----------

Other Expenses:
  Interest Expense - Related Parties                     (507,128)      (83,333)
  Interest Expense                                        (92,938)     (559,009)
                                                       ----------   -----------

  Total Other Expenses                                   (600,066)     (642,342)
                                                       ----------   -----------

  [Loss] from Continuing Operations                    (2,967,525)   (1,703,797)

Discontinued Operations:
  [Loss] from Operations of Discontinued Business
   Segment Net of Taxes of $103,425 in 1999]                   --    (3,492,755)
  [Loss] on Disposal of Business Segment Including a
   Provision of $800,000 for Operating Losses During
   the Phase out Period in 1999 [Net of Taxes of $-0-]    (50,366)   (2,244,909)

Income Tax Benefit                                        107,831       103,391
                                                       ----------   -----------

  Net [Loss]                                           $(2,910,060) $(7,338,070)
                                                       ===========  ===========

[Loss] per Share of Common Stock:
  [Loss] from Continuing Operations                    $     (.18)  $      (.11)
  [Loss] from Operation of Discontinued Operations             --          (.24)
  [Loss] on Disposal of Discontinued Operations                --          (.15)
                                                       ----------   -----------

  Basic and Diluted [Loss] per Share of Common Stock   $     (.18)  $      (.43)
                                                       ==========   ===========

  Weighted Average Shares of Common Stock Outstanding  16,691,062    14,841,183
                                                       ==========   ===========



See Accompanying Notes to Consolidated Financial Statements.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING GROUP, INC.] AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------

                                                                                                Accumulated                Total
                                                 Capital in                                        Other               Stockholders'
                                 Common Stock    Excess of   Unearned   Treasury Comprehensive Comprehensive Accumulated   Equity
                              Shares     Amount  Par Value Compensation  Stock   Income [Loss]     Income      Deficit    [Deficit]
                              ------     ------  --------- -------------  -----  -------------     ------      -------    ---------

  Balance - January 1, 1999 14,544,225 $ 14,544  $2,992,518 $     -- $        --                $     --   $  (831,894) $ 2,175,168

Equity of Merged Entity             --       --       1,000       --          --                      --      (202,842)    (201,842)
Common Stock Issued on
  January 21, 1999             250,001      250   1,499,750       --          --                      --            --    1,500,000
Common Stock Issued on
 April 15, 1999 in
 Payment for Services           63,000       63     377,937 (378,000)         --                      --            --           --
Treasury Stock Purchased
  61,002 Shares on
  June 30, 1999                     --       --          --       --    (366,012)                     --            --     (366,012)
Stock Options Exercised on
  June 30, 1999                 22,000       22       1,078       --          --                      --            --        1,100
Stock Options Exercised on
  November 30, 1999            100,000      100       4,900       --          --                      --            --        5,000
Imputed Interest                    --       --     151,788       --          --                      --            --      151,788
Amortization of Unearned
  Compensation                      --       --          --  283,500          --                      --            --      283,500
Disposal of Subsidiary [3]          --       --          --       --  (2,640,000)                     --            --   (2,640,000)
Comprehensive Income:
Net Loss for the Year Ended
  December 31, 1999                 --       --          --       --          --   $(7,338,070)       --    (7,338,070)  (7,338,070)
                                                                                   -----------

                                                                                   $(7,338,070)
                            ---------- --------  ---------- -------- -----------   ===========   -------  ------------  -----------

  Balance - December 31,
   1999                     14,979,226   14,979   5,028,971  (94,500) (3,006,012)                     --    (8,372,806)  (6,429,368)

Common Stock Issued [9,10]   2,480,384    2,480   1,589,916       --          --                      --            --    1,592,396
Amortization of Unearned
  Compensation                      --       --          --   94,500          --                      --            --       94,500
Comprehensive Income:
  Net Loss for the Year
   Ended December 31, 2000          --       --          --       --          --   $(2,910,060)       --    (2,910,060)  (2,910,060)
Other Comprehensive Income
 Foreign Currency
 Adjustment                         --       --          --       --          --        83,124    83,124            --       83,124
                                                                                   -----------

                                                                                   $(2,826,936)
                            ---------- --------  ---------- -------- -----------   ===========  --------  ------------  -----------

  Balance - December 31,
   2000                     17,459,610 $ 17,459  $6,618,887 $     -- $(3,006,012)               $ 83,124  $(11,282,866) $(7,569,408)
                            ========== ========  ========== ======== ===========                ========  ============  ===========


See Accompanying Notes to Consolidated Financial Statements.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING GROUP,
INC.] AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                             Years ended
                                                            December 31,
                                                        2 0 0 0      1 9 9 9
                                                        -------      -------
Operating Activities:
  Net Loss from Continuing Operations                 $(2,910,060) $(1,703,797)
                                                      -----------  -----------
  Adjustments to Reconcile Net Loss to
   Cash [Used For] Operating Activities:
   Depreciation and Amortization                         215,053       10,093
   Provision for Doubtful Accounts                        84,670      176,555
   Amortization of Unearned Compensation                  94,500      283,500
   Accrued Interest                                      595,128      151,788
   Deferred Income Tax Benefit                                --     (103,391)
   Common Stock Issued for Compensation and
    Other Services                                       428,134           --

  Change in Assets and Liabilities:
   [Increase] Decrease In:
     Accounts Receivable                              (1,405,145)    (577,404)
     Other Current Assets                                 18,518        1,270
     Security Deposits                                        --           --
     Due from Employees                                       --       (3,063)
     Other Assets                                             --      103,002

   Increase [Decrease] In:
     Accounts Payable                                    573,813      816,325
     Accrued Expenses                                   (264,488)     693,559
     Accrued Expenses - Related Parties                  918,418      157,349
     Income Taxes Payable                               (107,831)    (117,669)
                                                      ----------   ----------

   Total Adjustments                                   1,150,770    1,591,914
                                                      ----------   ----------

  Net Cash - Continuing Operations                    (1,759,290)    (111,883)
                                                      ----------   ----------

Discontinued Operations:
  Loss From Discontinued Business                             --   (3,492,755)
  Adjustments to Reconcile Loss to Net Cash:
   Depreciation and Amortization                              --      916,099
  Loss on Disposal of Businesses [Including Provision
   of $800,000 for Operating Loss During
   Phase Out Period]                                          --   (2,244,909)
  Changes in Net Assets, Liabilities                     396,011    6,018,618
                                                      ----------   ----------

  Net Cash - Discontinued Operations                     396,011    1,197,053
                                                      ----------   ----------

Investing Activities - Continuing Operations:
  Purchase of Property and Equipment                    (268,563)      (3,443)
  Sales of Property and Equipment                         25,100           --
                                                      ----------   ----------

  Net Cash - Continuing Operations - Investing
   Activities                                           (243,463)      (3,443)
                                                      ----------   ----------

Investing Activities - Discontinued Operations:
  Purchase of Property and Equipment                  $       --   $ (403,869)

See Accompanying Notes to Consolidated Financial Statements.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING GROUP,
INC.] AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                               Years ended
                                                              December 31,
                                                        2 0 0 0       1 9 9 9
                                                        -------       -------
Financing Activities - Continuing Operations:
  Increase in Cash Overdraft                          $       --     $ (74,612)
  Due to Affiliates                                      417,741       138,441
  Advances from Stockholders                                  --       166,453
  Proceeds from Notes Payable - Stockholders             953,415        53,000
  Payment on Notes Payable - Stockholders                     --      (750,000)
  Acquisition of Treasury Stock                               --      (366,012)
  Proceeds from Issuance of Common Stock                 350,000         6,100
                                                      ----------     ---------

  Net Cash - Financing Activities - Continuing
   Operations                                          1,721,156      (826,630)
                                                       ---------      ---------

Financing Activities - Discontinued Operations:
  Increase in Overdraft                                       --      (130,496)
  Payments on Notes and Leases                                --       (60,809)
  Proceeds of Demand Notes Payable                            --       400,000
                                                      ----------     ---------

  Net Cash - Financing Activities                             --       208,695
                                                      ----------     ---------

Effect of Changes in Exchange Rate                         4,250            --
                                                      ----------     ---------

  Net Increase in Cash                                   118,664        59,923

Cash - Beginning of Periods                               60,523           600
                                                      ----------     ---------

  Cash - End of Periods                               $  179,187     $  60,523
                                                      ==========     =========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Periods for:
   Interest                                           $       --     $ 108,000
   Income Taxes                                       $       --     $      --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   During March and April 1999, the Company issued 250,001 shares of common stock valued at $1,500,000 to related parties in settlement of the January 21, 1999 installment of notes payable related to the acquisition of CSI.

  On April 15, 1999, the Company issued 63,000 shares of restricted common stock in connection with an agreement to obtain marketing services. The value associated with the issuance of these shares was $378,000.

  See Notes 3, 9 and 10 for additional information about non-cash investing and financing activities.


See Accompanying Notes to Consolidated Financial Statements.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Nature of Operations

e-Vantage Solutions, Inc. [the "Company"], formerly known as Elligent Consulting Group, Inc. ["Elligent"], a Nevada corporation, is a holding company with two operating subsidiaries, e-Vantage Company Limited ["e-Vantage Ltd"] and Elligent Consulting Services, Inc. ["ECS"].

Until December 1999, the Company had another operating subsidiary, Conversion Services International, Inc. ("CSI"). Through this subsidiary, it engaged in the provision of information technology consulting services, including data warehousing, applications development, and information technology staffing services. In December 1999, a formal plan was adopted to dispose of CSI [See
Note 3].

Concurrently with the decision to discontinue the Company's CSI operations, it focused its business on wireless/mobile and e-business (i.e. mobile-channel and internet based commerce) technology and consulting services. To that end, it acquired e-Vantage Ltd, based in the United Kingdom, on January 1, 2000.

The Company's intent is to focus on the mobile/wireless and internet based transaction space (such as electronic payment and other financial transactions) and the e-business and infrastructure consulting and services areas, as well as the messaging/transaction middleware software and services market. Additionally, the Company will continue its certain IT technology consulting and services businesses, especially in the financial services market.

[2] Summary of Significant Accounting Policies

[A] Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, e-Vantage Ltd. and ECS. All significant intercompany transactions and balances have been eliminated in consolidation.

[B] Revenue Recognition - Revenue from consulting and professional service is recognized at the time the service is provided. Revenue from systems integration and software development is recognized based on the terms of the contracts. Revenue under maintenance contracts is recognized ratably over the life of the contract.

[C] Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization and includes equipment held under capital lease agreements. Depreciation and amortization, which includes amortization of leased equipment, is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives range from one to ten years. When the assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[E] Risk Concentrations - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had no amount as of December 31, 2000 with financial institutions subject to credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company's five largest clients, when combined, accounted for over 60% of its revenues for the year ended December 31, 2000 (See Note 11). This concentration can result in significant revenue volatility. The loss of large clients, if not replaced, could have a material adverse effect on profitability.

The Company had exposure to foreign currency exchange rate fluctuations arising from sales made to U.K. customers. The Company has approximately $902,000 subject to such risk at December 31, 2000.

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

[G] Cash and Cash Equivalents - The Company considers certain highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents at December 31, 2000.

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

[I] Impairment - Certain long-term assets of the Company are reviewed periodically as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2000, management expects these remaining assets to be fully recoverable.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------




[2] Summary of Significant Accounting Policies [Continued]

[J] Stock Options and Similar Equity Instruments - On August 1, 1998, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors. However, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[K] Translation of Foreign Currencies - Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." The British Pound is the functional currency of e-Vantage, Ltd. Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange prevailing at the balance sheet date and operating items are translated using the average rate. The related translation adjustments are recorded as a separate component of other comprehensive income.

[L] Advertising Expense - It is the Company's policy to expense advertising costs as incurred. Advertising expense was not material for the years ended December 31, 2000 and 1999.

[M] Cost in Excess of Assets Acquired - Goodwill, which represents the excess of the cost of purchased companies over the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over 5 years.

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

The arbitration was settled by the return to the Company of 1,100,000 shares of Company common stock [valued at $2.40 per share] by Newman and Peipert, a payment by them to the Company of $500,000, plus CSI promissory notes of $500,000 due September 30, 2000 and $500,000 due March 31, 2001. The notes are personally guaranteed by the individuals. Additionally, the Company received non-marketable securities valued at $678,375 and the original purchase price of CSI's stock was adjusted by an amount equal to the remaining unpaid balance of certain promissory notes due from the Company to the individuals.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[3] Discontinued Operations [Continued]

Net assets to be disposed of, at their expected net realizable values, have been classified in the accompanying balance sheet at December 31, 2000 as follows.

Assets:
   Notes Receivable                                              $  330,000
   Non-Marketable Securities                                        678,375
                                                                 ----------

   Total Assets                                                   1,008,375

Liabilities:
  Accrued Expenses - Phase Out                                      678,375
                                                                 ----------

   Net Assets of Discontinued Operations                         $  330,000
   -------------------------------------                         ==========

Revenues of the discontinued segment were approximately $22,230,000 for the year ended December 31, 1999.

[4] Related Party Transactions

Advances from Related Parties - Advances from related parties of $3,505,432 are working capital advances that were provided for short term purposes and are payable upon demand. Such advances are evidenced by notes. Interest at 8% has been accrued on such amounts since July 31, 1999. The advances have been made by the Company's CEO and principal stockholder and entities related to him. Additionally, advances include a $200,000 loan from the Company's former CFO, who is currently a member of the Company's board of directors.

Note Payable - Stockholder - Note payable - stockholder represents an 8% promissory note which is payable on demand. The note is payable to Patra Holdings, LLC.

Accrued Compensation Expense - Stockholder - The balance as of December 31, 2000 represents accrued compensation expense and un-reimbursed expenses principally payable to the Company's CEO. This balance accrues interest at 8% per annum and is payable upon demand.

The above notes are guaranteed by the assets of the Company.

Accrued Interest - Stockholders - The balance as of December 31, 2000 represents interest accrued in the amounts described above

Amounts due to the related parties described above have incurred interest expense of $507,128 and $83,333 for the years ended December 31, 2000 and 1999, respectively. Through September 13, 2001, amounts approximately equal to the accrued compensation expense and accrued interest expense above have been repaid.

Operating Facilities - During the years ended December 31, 2000 and 1999, the Company sublet its operating facilities, on a month to month basis, from an entity which is controlled by the Company's CEO. The Company was charged approximately $8,000 per month.

[5] Fair Value of Financial Instruments

In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at that time. For all financial instruments, including cash, trade receivables, accounts payable and due to affiliates and stockholders, it was estimated that the carrying amount approximated fair value for these financial instruments because of their short maturities.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[6] Income Tax Benefit

The income tax benefit consists of the following:
                                                                Years ended
                                                               December 31,
                                                            2 0 0 0     1 9 9 9
                                                            -------     -------
Current Taxes:
  Federal                                                $   107,831 $        --
  State                                                           --          --
                                                         ----------- -----------

  Income Tax Benefit                                     $   107,831 $        --
  ------------------                                     =========== ===========

Deferred:
  Federal                                                $        -- $   103,391
  State                                                           --          --
                                                         ----------- -----------

  Deferred Tax Benefit                                   $        -- $   103,391
  --------------------                                   =========== ===========

[7] Stock Options

An incentive stock option plan, which was adopted by the Company and approved by the shareholders, in August of 1998, reserves 1,500,000 shares of the Company's common stock. Options granted under the plan are intended to qualify as incentive stock options under existing income tax regulations.

Coincident with the acquisition of Elligent Consulting Services, Inc., the Company merged Services' plan into its plan. All of the outstanding options of Services became fully vested options in the Company's plan.

There was no activity in the stock option plan during the year ended December 31, 2000.

The following table summarizes the activity in common shares subject to incentive stock options for the years ended December 31, 2000 and 1999:

                                                               Weighted Average
                                               Number of Shares Exercise Price

January 1, 1999  - Balance                             90,100   $    5.00

  Granted                                             173,400   $    1.60
  Exercised                                           122,000   $    0.05
  Canceled or Expired                                  12,350   $    5.00
                                                -------------   ---------

  Options Outstanding at December 31,
   1999 and 2000                                      129,150   $    3.65
  --------------                                =============   =========

There were 30,033 options exercisable at December 31, 1999 and 2000.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[7] Stock Options [Continued]

The following table summarizes information about incentive stock options outstanding at December 31, 1999 and 2000:

                                             Options Outstanding
                                              Weighted-Average
                                 Number           Remaining     Weighted-Average
        Exercise Prices        Outstanding    Contractual Life   Exercise Price

         $1.60 - 8.00           129,150             8.72             $ 3.65
                                =======

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options issued to employees in accounting for its stock option plans. The exercise price for other stock options issued during 2000 was equal to or greater than the market price of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans for fiscal years 2000 and 1999.

The Company issued 225,000 stock options to two employees during the year ended December 31, 2000.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of stock options granted to employees used in determining pro forma amounts is estimated at $.78 during 2000.

Pro forma information regarding net income or loss and net income or loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed under SFAS No. 123, "Accounting for Stock Based Compensation." The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                 December 31,
                                                 ------------
                                                    2 0 0 0
                                                    -------

Risk-Free Interest Rate                              5.5%
Expected Life                                        3.0 Years
Expected Volatility                                  226.5%
Expected Dividends                                   None

The pro forma amounts are indicated below [in thousands, except per share amounts]:

                                                      Years ended
                                                     December 31,
                                                        2 0 0 0
                                                        -------

Net [Loss] Income as Reported                        $   (2,910)
Pro Forma Net [Loss] Income                          $   (3,002)
[Loss] Earnings Per Share as Reported                $     (.18)
Pro Forma [Loss] Earnings Per Share                  $     (.18)

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[8] Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business.

As of December 31, 2000, the Company had a working capital deficit of approximately $8,278,000 and incurred a net loss of approximately $2,910,000 for the year ended December 31, 2000. The working capital deficit principally reflects amounts due to principal stockholders of approximately $8,581,000.

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

[9] Acquisition of Subsidiary

On January 1, 2000, the Company issued 1,000,000 shares of its common stock at the then fair value of $.50 per share for all of the issued and outstanding shares of e-Vantage Ltd. The acquisition was accounted for as a purchase at a cost of $640,419, [including assumed liabilities of approximately $140,400], the entire amount of which was assigned to cost in excess of assets acquired. This amount will be amortized over five years under the straight-line method. Amortization expense amounted to $128,084 for the year ended December 31, 2000. Pro forma information is not considered meaningful as significant e-Vantage Ltd. operations commenced January 1, 2000 and are included in the statement of operations for the year ended December 31, 2000.

[10] Issuance of Common Stock

During the year ended December 31, 2000, the Company issued common stock as follows:

        Date       Shares Issued Consideration        Purpose

January 20, 2000        500,000   $ 250,000  Private Sale for Cash
January 27, 2000      1,000,000     500,000  Purchase of e-Vantage Ltd.
May 10, 2000            100,000     100,000  Private Sale for Cash
September 6, 2000       253,500     221,812  Settlement of a Disputed Liability
September 11, 2000      116,884     115,634  Compensation Expense
September 13, 2000      260,000     248,700  Settlement of Liabilities
October 10, 2000        200,000     137,500  Marketing Services Expense
November 17, 2000        50,000      18,750  Compensation Expense
                     ----------

       Total          2,480,384
       -----         ==========

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[11] Industry Segment and Geographic Reporting

SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Effective January 1, 2000, the Company was organized into two geographic operating segments--the United States ("U.S.") and the United Kingdom ("U.K."). In measuring performance and allocating assets, the chief operating decision maker reviews each geographic operating segment as a whole and not by types of services provided.

Each of these geographic operating segments is considered a reportable segment, and the accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on revenues.

Operations of the U.S. segment include overhead costs and corporate functions which the Company does not allocate to its other geographic segment for management reporting purposes. Capital expenditures represent assets acquired for cash.

Revenue by reportable segment is provided on the basis of where services are provided.

Certain financial information is presented below; amounts are in thousands of U.S. dollars:

                                                      (Dollars in Thousands)
                                                   Year ended December 31, 2000
                                                 -------------------------------
                                                    U.S.     U.K.       Total

Revenues                                         $  4,444   $ 3,391  $   7,835
Operating [Loss]                                   (1,251)     (901)    (2,152)
Interest Expense                                      599         1        600
Depreciation and Amortization                         131        84        215
Capital Expenditures                                   --       269        269
Total Assets                                        1,716     1,379      3,095

                                                      (Dollars in Thousands)
                                                   Year ended December 31, 1999
                                                 -------------------------------
                                                    U.S.     U.K.       Total

Revenues                                         $  3,329   $    --  $   3,329
Operating [Loss]                                   (1,061)       --     (1,061)
Interest Expense                                      642        --        642
Depreciation and Amortization                          10        --         10
Capital Expenditures                                    3        --          3
Total Assets                                        1,293        --      1,293

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------


[11] Segment Information [Continued]

Major Customers - The Company's five largest clients accounted for approximately $4,740,000 and $1,730,000 of revenues for the years ended December 31, 2000 and 1999, respectively.

Revenues from the top five customers during 2000 were:

Paybox.net                                           $1,657,308
IBM                                                     947,638
Deutsche Bank                                           851,262
Goldman Sachs                                           673,886
Merrill Lynch                                           614,320
                                                     ----------

                                                     $4,744,414

The Company has no long-term contracts with any of its customers.

[12] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any liabilities from these matters would not materially affect the consolidated financial position, liquidity or results of operations of the Company.

[13] New Authoritative Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ["SFAS 133"],"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 [as amended by SFAS 138 in June 2000] establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Account Standards Board issued SFAS No. 137 ["SFAS 137"], "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of SFAS 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133, SFAS 137 and SFAS 138 will not have a material impact on its financial statements and related disclosures.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ["SAB 101"], "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 did not have an impact on the Company's operating results.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ["FIN 44"], "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

E-VANTAGE SOLUTIONS, INC. [FORMERLY KNOWN AS ELLIGENT CONSULTING
GROUP, INC.] AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[13] New Authoritative Accounting Pronouncements [Continued]

The Financial Accounting Standards Board (FASB) has issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, in July 2001. Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement No. 142 changes the accounting for goodwill from an amortization of goodwill to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

The FASB has also issued Statement No. 143, "Accounting for Asset Retirement Obligations" and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statements no. 143 and 144 will be effective for calendar year end companies on January 1, 2003 and January 1, 2002, respectively.

The Company is in the process of analyzing the impact of these new standards on its financial statements.

[14] Subsequent Events

Employment Agreements - Subsequent to December 31, 2000, the Company entered into employment agreements with executives. In addition to customary salary and benefit provisions, the Company issued approximately 488,000 options to purchase its common stock. The options vest over three year periods and are exercisable at prices equal to the approximate market value of the common stock at the time of issuance in the range of $.46 to $.55.

Issuance of Common Stock - On September 7, 2001, the Company issued 16,834 shares of its common stock to employees in lieu of compensation.

[15] Subsequent Events (Unaudited) - Subsequent to the Date of the Report of Independent Auditors

In October 2001, the Company acquired the messaging and middleware software products and technology (together with the software development staff that developed these products and technology) that were developed and used by Deutsche Bank, in Germany, for institutional and industrial strength instant messaging by the Bank's traders and professional staff. The Company is currently in the process of commercializing this product and developing a strategy to take it to market. Such commercialization includes intended "wireless" and mobile extensions, as well as "gateways" and integration with other products ands services.



                      .   .   .   .   .   .   .   .   .   .

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information with respect to our directors and executive officers. Each of the directors was elected for a three year term, commencing July 1, 1999.

Andreas Typaldos
(age 56) Chairman of the Board, Director and President since August 1, 1998. Until 1996, Mr. Typaldos was a founder and Chief Executive Officer and a major shareholder of AXSOne, an international public software and consulting company. Mr. Typaldos is also interim Chairman of the Board and CEO of NetGain Development, Inc., a small publicly-traded inactive internet investment company.

Edwin T. Brondo
(age 54) Director, and Executive Vice President, Chief Financial Officer, Secretary and Treasurer from August 1998 until January 2000, when his employment with the Company ended. Mr. Brondo was Vice President of First Albany Companies, Inc. and Senior Vice President, Chief Administrative Officer of First Albany Companies, Inc. from May 1993 until December 1997. Additionally, during the last five years, Mr. Brondo was a senior consultant at Comtex Information Systems, Inc. and a senior financial executive at Bankers Trust Company. He has also held senior positions at Goldman Sachs & Co., Morgan Stanley & Co., G.A. Saxton and Ernst & Young. Mr. Brondo serves as a director of Computron Software, Inc., a publicly traded enterprise applications company, of which the Company's CEO, Mr. Typaldos was founder and CEO until 1996 and is still major shareholder.

Lloyd T. Rochford
(age 55) Director since 1997. In February of 1989, Mr. Rochford founded Magnum Hunter Resources, Inc. and served as a director and Chief Executive Officer through the end of 1995. Commencing in January 1996 through June 1997, Mr. Rochford served as Magnum's Chairman of the Board of Directors. Magnum is engaged in the exploration for and the production of oil and gas and is a company listed on the American Stock Exchange. Since his resignation from Magnum, Mr. Rochford has pursued his own personal business interests until being elected a director of the Company. Mr. Rochford served as Chairman of the Board of the Company until August 1, 1998.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on information received from each reporting person, which includes written representations that no other reports were required during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by us in 2000, 1999, and 1998 to our Chief Executive Officer and the executives other than the Chief Executive Officer whose base salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the fiscal year ending December 31, 2000.

                           Summary Compensation Table
                                                                 Long Term
                            Annual Compensation (1)            Compensation
                                                                  Payouts
                                      Other
Name and            Fiscal                         Annual          All Other
Principal Position   Year       Salary     Bonus Compensation     Compensation

Andreas Typaldos     2000    $250,000 (2)   ---                       ---
Chief Executive      1999    $250,000 (2)   ---                       ---
Officer, President   1998    $104,167 (2)   ---                       ---

Edwin T. Brondo      2000    $     --       ---                       ---
Executive Vice       1999    $105,000       ---                       ---
President, Chief     1998    $ 72,917 (3)   ---                       ---
Financial Officer,
Secretary and
Treasurer

Lynn Armitt          2000   $200,000 (4)    ---    $109,811           ---
Director of Sales,   1999   $200,000 (4)    ---     $60,717           ---
General Manager, ECS 1998      ---          ---                       ---


-------------------

(1) No executive officer named in the Summary Compensation Table received perquisites in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.
(2) Salary for Mr. Typaldos was accrued beginning August 1, 1998, based upon an annual rate of $250,000. At December 31, 2000 accrued salary for Mr. Typaldos was in the amount of $604,167.

(3) Salary for Mr. Brondo reflects payments made during the five month period ended December 31, 1998, and for the period through June 30, 1999, based upon an annual rate of $250,000. No salary has been accrued or is due to Mr. Brondo after July 1, 1999. After January 1, 2000, Mr. Brondo also resigned his position as an executive of the Company, but remains on the Company's Board of Directors, and no salary, severance, retirement or any other payments have been accrued or are due to him.
(4) Ms. Armitt's salary and commissions during 1999 includes salary and commissions paid by ECS, the Company's subsidiary, from January 16, 1999 until August 1, 1999, when ECS was not yet a part of the Company but when ECS was considered an affiliated company because of common ownership. ECS was acquired by the Company in August 1999 from the Company's CEO for $1.



Director Compensation Directors currently receive no cash compensation for their services in that capacity. Reasonable out of pocket expenses may be reimbursed directors in connection with attendance at meetings.

OPTION GRANTS FOR FISCAL 2000

The following table sets forth information with respect to option grants to the named executive officers during fiscal 2000 and the potential realizable value of such option grants:

- the number of shares of common stock underlying options granted during the year;

- the percentage that such options represent of all options granted to employees during the year;

-     the exercise price;

-     the expiration date; and

- the hypothetical present value, as of the grant date, of the options under the option pricing model discussed below.

The hypothetical value of the options as of their date of grant has been calculated below, using the Black-Scholes option pricing model, as permitted by the rules of the Securities and Exchange Commission, based upon a set of assumptions set forth in the footnote to the table. It should be noted that this model is only one method of valuing options, and the Company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

                        OPTION GRANTS DURING FISCAL YEAR

                               % of Total
                     Number      Options                          Hypothetical
                       of      Granted to   Exercise                Value at
                     Options  Employees in    Price    Expiration     Grant
Name                 Granted   Fiscal Year  ($/Share)     Date        Date
----                 -------   -----------  ---------     ----        -----

Andreas Typaldos        0           0           0          --           0
Edwin T. Brondo         0           0           0          --           0
Lynn Armitt (1)      100,000      44.4%        .50      12/26/01     $42,000

(1) The estimated present value at grant date of options granted during fiscal year 2000 has been calculated using the Black- Scholes option pricing model, based upon the following assumptions: estimated time until exercise of 2.5 years; a risk- free interest rate of 5.5%, a volatility rate of 226.5% and a dividend yield of 0%. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 1
(2) See Summary of Employment Contracts Below.

Summary of Employment Contracts

Lynn Armitt entered into a one year employment agreement on June 26, 2000, which terminated on June 26, 2001, and which has not been renewed. The employment agreement provided salary of $200,000 per annum with additional amounts to be paid as commissions for the placement of consultants with clients. In addition Ms. Armitt was eligible to receive bonuses at the discretion of the board of directors but no such bonuses were paid. Ms. Armitt was also granted an option to purchase 200,000 shares of our common stock at an exercise price of $.50 per share. Fifty percent of the options vested immediately upon execution of the employment agreement with the remaining shares vesting 25% per year over the following two years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Except as otherwise noted, the following table sets forth certain information as of December , 2001 as to the security ownership of those persons owning of record or known to us to be the beneficial owner of more than five percent of our Common Stock and the security ownership of our Common Stock by each of our directors, director nominees, executive officers, and all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished by the respective director, director nominee, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of our Common Stock has been determined for this purpose in accordance with applicable rules and regulations promulgated under the Exchange Act. Except as otherwise described below, all shares of our Common Stock are owned directly and the indicated person has sole voting and investment power.

As of December 12, 2001, there were 17,476,444 shares of Common Stock and 354,150 exercisable options to purchase a like number of shares of Common Stock issued and outstanding. Unless otherwise noted, each beneficial owner's address is c/o the Company at 545 Madison Avenue, 2nd Floor, New York, New York 10022.

                             Number of Shares And
                             Amount and Nature of
Name of Beneficial Owner     Beneficial Ownership         Percent of Class

Andreas Typaldos                10,266,000 (1)                   59%

Edwin T. Brondo                    161,000                        *

Lloyd T. Rochford                  174,285 (2)                    *

Executive officers and
directors as a group
( 3 persons)                    10,601,285                       61%

*  Less than 1%

(1) Mr. Typaldos is deemed to control Patra Holdings, LLC and therefore beneficial ownership of 9,000,000 shares held by Patra Holdings are attributed to Mr. Typaldos for the purposes of this table. Further, the Holdings of Mr. Typaldos and Patra Holdings, LLC include 634,000 shares owned by Anin Development, LLC whose President is Paul Typaldos, Mr. Typaldos' son.

(2) Mr. Rochford's holdings include 3,000 shares owned by his wife as to which Mr. Rochford disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Chairman and CEO's family and affiliated companies, who are also our principal and largest shareholders, have been providing significant loans and short term advances over the years since the founding of the Company in September 1998 to build and support the Company's operations and plans. As the Company generates and receives cash from operations, it repays such loans and short term advances or credits payments through inter-company accounts of the Company with affiliated entities of our CEO's family. Total loans, advances, and accrued compensation, expenses, and interest that was due to entities affiliated with our CEO and his family or affiliated entities at December 31, 2000 was approximately $8.3 million.

Short Term Notes and Advances from Stockholders of $3,505,432 are working capital advances that are provided for short term purposes and are payable upon demand or on a priority basis from generated cash-flow or from external capital. Such Notes or Advances bear 8% interest after July 31, 1999. Other than loans to the Company CEO's family related entities, these loans or advances include a $200,000 loan from the Company's former CFO, who is currently a Member of the Company's Board of Directors. In January 2001, the Company agreed to make monthly payments against these loans and it has made a number of them.

Long Term Notes Payable - Stockholders represent amounts due to principal stockholders of the Company. Total notes payable as of December 31, 2000, are $3,453,415 and are payable on demand. Since July 31, 1999, the Notes bear interest at 8% per annum. In January 2001, the Company agreed to make monthly payments against these Notes.

Accrued Interest - Stockholders of $704,028 represents accrued interest, principally due to our CEO's family related entities, with an amount also due to the Company's former CFO, in connection with the loans and advances made to the Company.

Accrued Compensation Expense - Stockholders of $918,418 includes accrued compensation expense and un-reimbursed expense salary accruals to the Company's CEO.

Short term loans and advances require that the Company repay on a priority basis such short term loans and advances immediately when it receives cash from operations, from other loans, from the sale of equity, or from any other source.

All loan and advances are secured by the assets of the Company.

From June 2001 until November 30, 2001, the Company occupied office space, through a sublet lease and lease assignment, at cost, from NetGain Development, Inc. [a small publicly traded inactive internet investment company that has no operations other than the monitoring of a few small investments in internet companies and of which the Company's Chairman and principal shareholder is also Interim CEO and a stockholder]. From the summer of 2000 until June 2001, the Company sublet at cost space leased to COOLAUDIO.com, an inactive subsidiary of NetGain. In addition, Mr. Typaldos and his family are investors in Enikia, a private powerline-based communications and home-networking company. During part of Fiscal 2000 and Fiscal 2001, until August 2001, in order to obtain better and less expensive health care coverage by having a larger insured pool, the Company combined its health care insurance coverage and payment administration with NetGain and Enikia into a single policy for which each company paid its proportionate share or was debited the due amount through credit adjustments in inter-company or in loan payable accounts that the companies have with Mr. Typaldos or his family who have been providing loans or advances to support their operations.

ITEM 13.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)   EXHIBITS.

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

       (7)      2.3     Settlement  Agreement  effective  March 31, 2000,  among
                        Elligent  Consulting  Group,  Inc.  Scott Newman,  Glenn
                        Peipert and Andreas  Typaldos  regarding the arbitration
                        proceeding known as Elligent  Consulting Group, Inc. and
                                            ------------------------------------
                        Andreas Typaldos,  Petitioners v. Scott Newman and Glenn
                        --------------------------------------------------------
                        Peipert,    Respondents,    which    resulted   in   the
                        ------------------------
                        discontinuation of the operations of CSI.

       (7)      2.4     Agreement  effective  January 1, 2000  between  Elligent
                        Consulting Group, Inc. and e-Vantage Company Limited

       (1)      3.1     Initial Articles of Incorporation

       (2)      3.2     Articles of Incorporation, as amended on January 5, 1990

       (4)      3.3     Articles of Incorporation, as amended on August 5, 1997

       (5)      3.4     Articles of Incorporation, as amended on July 25, 1998

       *        3.5     Articles of Incorporation, as amended on July 25, 2000

       (1)      3.6     Initial Bylaws

       (3)      3.7     Bylaws, as amended on July 2, 1991

       (5)      3.8     Bylaws, as amended on April 1, 1998

       (8)      4.1     Description of registrant's common stock

       *        4.2     Certificate  of  Designations  and  Preferences  for the
                        Series A Convertible Preferred Stock

       *        10.1    Loan Documentation for Outstanding Loans and Advances

       *        10.2    Framework   Agreement  for  Electronic  Data  Processing
                        related Services dated February 29, 2000

       *        10.3    Statement  of Work  for the  Architecture  Services  for
                        Chase Manhattan Bank dated December 11, 2000

       *        21.1    Subsidiaries

*  To be filed by Amendment

(1) Incorporated by reference to the Company's Registration Statement on Form S-18 (File Number 33-23314).

(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1989.

(3) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1991.

(4) Incorporated by reference to the Company's Form 10-KSB for the year ended July 31, 1997.

(5) Incorporated by reference to the Company's Form 10-KSB for the year ended July 31, 1998.

(6) Incorporated by reference to the Company's Form 8-K/A Amendment No. 3 to report dated September 21, 1998.

(7) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1999.

(8) Incorporated by reference to the Company's Form 8-A12G filed on January 12, 1999.


b)    CURRENT REPORTS ON FORM 8-K

       None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            e-Vantage Solutions Inc.
                              a Nevada corporation



                                    By
                                      ----------------------------------------
                                         Andreas Typaldos
                                         Chief Executive Officer

Dated: December 28, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature        Capacities in which signed             Date
------------------------     ---------------------------      ---------------




Andreas Typaldos             Chairman of the Board of         December 28, 2001
                             Directors, Chief Executive
                             Officer and President
                             (Principal Accounting Officer)



Edwin T. Brondo              Director                         December 28, 2001





Lloyd T. Rochford            Director                         December 28, 2001