Form 10QSB
period 2001-03-31
ELLIGENT CONSULTING GROUP INC
filed 2002-03-20
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001Commission File Number 000-25257


                            e-Vantage Solutions, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                      87-0453842
              ------                                      ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
       Identification No.)                                or organization)
                           545 Madison Ave., 2nd Floor
                              New York, N.Y. 10022
                              --------------------
                    (Address of principal executive offices)


Registrant's current telephone number, including area code: (212) 521-8002

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

The Registrant has only one class of Common Stock outstanding. As of December 7, 2001, the number of shares of Common Stock outstanding was 17,476,444 and the aggregate market value of the Common Stock (based on the closing price on July 3, 2001, the last trade date recorded on Over-the-Counter Bulletin Board, "OTCBB") held by non-affiliates of the Company was approximately $3.2 million.

Transitional Small Business Disclosure Format (check one):  Yes    No

                            E-VANTAGE SOLUTIONS INC.

                                   Form 10-QSB
                  For The Quarterly Period Ended March 31, 2001

                                Table of Contents

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheet as of March 31, 2001 (unaudited).......3

        Consolidated Statement of Operations for the three months ended March 31, 2001(unaudited) and for the three months ended
        March 31, 2000 (unaudited)........................................5

        Consolidated Statement of Cash Flows for the three months ended March 31, 2001 (unaudited) and for the three months ended
        March 31, 2000 (unaudited)........................................6

        Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2001 (unaudited)..................................8

        Notes to Consolidated Financial Statements (unaudited)............9

    Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.............................................9

PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds...................13

    Item 6.  Exhibits and Reports on Form 8-K............................13

SIGNATURES...............................................................14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    E-VANTAGE SOLUTIONS INC. AND SUBSIDIARIES

                 Consolidated Balance Sheet as of March 31, 2001
                                   [Unaudited]


ASSETS
CURRENT ASSETS:
  Cash                                                              $  438,026
  Trade Accounts Receivable                                          3,265,605
  Net Assets of Discontinued Operations                                330,000
  Other assets                                                           9,680
                                                                    ----------

  TOTAL CURRENT ASSETS                                               4,043,311
                                                                    ----------

FIXED ASSETS                                                           200,257
                                                                    ----------
GOODWILL                                                               480,313
                                                                    ----------
OTHER ASSETS                                                            21,471
                                                                    ----------


TOTAL ASSETS                                                        $4,745,352
                                                                    ==========





















          See Accompanying Notes to Consolidated Financial Statements.

                   E-VANTAGE SOLUTIONS INC.  AND SUBSIDIARIES

                 Consolidated Balance Sheet as of March 31, 2001
                                   [Unaudited]



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                               $1,854,526
     Accrued Expenses                                                  802,205
     Accrued Expenses-Stockholders                                   1,034,448
     Income Taxes Payable                                                    0
     Accrued Interest Stockholders                                     805,028
     Notes payable - Stockholders                                    3,453,415
     Due to Affiliates                                               3,065,907
                                                                    ----------

     TOTAL CURRENT LIABILITIES                                      11,015,528
                                                                    ----------

STOCKHOLDERS' EQUITY:
     Common Stock                                                       17,459
     Capital in excess of par value                                  6,618,887
     Unearned Compensation
     Foreign Translation                                               115,877
     Accumulated Deficit                                            (11,282,865)
     Current Income                                                  1,266,478
     Less: Treasury Stock                                           (3,006,012)
     Less: Subscription Receivable                                           0
                                                                    ----------
        TOTAL STOCKHOLDERS' EQUITY                                  (6,270,176)
                                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $4,745,352
                                                                    ==========




          See Accompanying Notes to Consolidated Financial Statements.

                   E-VANTAGE SOLUTIONS INC.  AND SUBSIDIARIES

                      Consolidated Statement of Operations


                                                 Three Months  Three Months
                                                     Ended         Ended
                                                March 31, 2001 March 31, 2000
                                                   Unaudited     Unaudited
INCOME:
    Revenue                                       $ 4,452,072  $   939,458
    Cost of services                                1,958,787      639,549
                                                  -----------   ----------

       Gross profit                                 2,493,285      299,910
                                                   ----------   ----------

COSTS AND EXPENSES:
    General and administrative                      1,096,884    1,280,974
    Depreciation                                       19,711          373
    Amortization                                       32,021            0
                                                   ----------    ---------

       Total Costs and Expenses                     1,148,616    1,281,348
                                                   ----------   ----------

Operating Income (Loss)                             1,344,669     (981,438)
                                                   ----------   ----------

OTHER EXPENSE:
    Interest Expense - Stockholders                  (101,000)     (50,000)
    Interest Expense                                   (2,768)           0
                                                   -----------  ----------

       Total Other Expense                           (103,768)     (50,000)
                                                   ----------   ----------

Income (Loss) from Continuing Operations            1,240,901    (1,031,438)
Income Tax Benefit
Discontinued Operations                                25,577           --
                                                   ----------   ----------

    Total Loss                                    $ 1,266,478   $(1,031,438)
                                                  ===========   ===========

Income (Loss) per Share of Common Stock:
    Income (Loss) from Continuing Operations      $      0.07   $    (0.06)
                                                  ===========   ===========

BASIC AND DILUTED LOSS PER SHARE                   $     0.07   $    (0.06)
                                                   ==========   ===========

WEIGHTED AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                                    17,459,610   16,623,670
                                                  ===========   ==========



          See Accompanying Notes to Consolidated Financial Statements.

                   E-VANTAGE SOLUTIONS INC.  AND SUBSIDIARIES
   Consolidated Statement of Cash Flows for Three Months Ended March 31, 2001
                                    Unaudited
                                                    Three Months  Three Months
                                                        Ended         Ended
                                                   March 31, 2001 March 31, 2000
                                                      Unaudited     Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                 $ 1,266,478   $(1,031,438)
                                                    -----------   -----------
  Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and Amortization                         51,732           --
   Amortization of Discount                                  --       94,500
   Comprehensive Income                                  32,753           --

  Change in Assets and Liabilities:
   (Increase) decrease in:
     Accounts receivable                             (1,409,237)    (324,927)
     Other current assets                                (8,531)     (53,062)
     Other Assets/Security Deposits                     (21,471)       4,209

   Increase (decrease) in:
     Accounts payable                                   665,525      288,385
     Accrued expenses                                   (91,835)     140,210
     Accrued interest stockholders                      101,000           --
     Accrued expenses-stockholders                      116,030       (2,667)
     Income taxes payable                                    --           --
                                                    -----------   ----------

     Total adjustments                                 (564,033)     146,648
                                                    ------------  ----------

NET CASH-- OPERATING ACTIVITIES                         702,444     (884,790)
                                                    -----------   ----------

INVESTING ACTIVITIES:
  Payments for Property and Equipment                    (4,081)           0
                                                    -----------   ----------

FINANCING ACTIVITIES:
  Due to affiliates                                    (439,524)     570,445
  Advances from stockholders                                  0      197,732
  Issuance of common stock                                   --      250,001
                                                     ----------   ----------

NET CASH - FINANCING ACTIVITIES                        (439,525)   1,018,177
                                                     -----------  ----------

NET INCREASE IN CASH                                    258,839      133,388
CASH AT BEGINNING OF PERIOD                             179,187       60,523
                                                     ----------   ----------
CASH AT END OF PERIOD                                $  438,026   $  193,911
                                                     ==========   ==========


          See Accompanying Notes to Consolidated Financial Statements.

                    E-VANTAGE SOLUTIONS INC. AND SUBSIDIARIES
 Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2000
                                   (Unaudited)


As more fully described in the Company's December 31, 1998, report on Form 10-KSB, 1998 operations are not meaningful.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

See Form 10-KSB filing for December 31, 2000, which is included by reference hereinunder, for schedule of non- cash and financing activities.

























          See Accompanying Notes to Consolidated Financial Statements.



                           E-VANTAGE SOLUTIONS INC.  AND SUBSIDIARIES
    Consolidated Statement of Stockholder's Equity for the Three months ended March 31, 2001

                                                        Capital in                                                    Total
                                        Common Stock      Excess     Unearned   Treasury    Stock    Accumulated  Stockholder's
                                    Shares    Amount  of Par Value Compensation  Stock   Subscription    Deficit      Equity

Balance - December 31, 1998       14,544,225 $ 14,544  $2,992,518  $     --   $       --   $     --   $  (831,894) $2,175,168
Equity of merged entity                   --       --       1,000        --           --         --      (202,842)   (201,842)
Common Stock Issued                  250,001      250   1,499,750        --           --         --            --   1,500,000
Common Stock issued in lieu of Cash
   Payment for Marketing              63,000       63     377,937  (378,000)          --         --            --          --
Treasury Stock Purchase 66,502 $6/sh
   Treasury Stock sold                    --       --          --        --     (366,012)        --            --    (366,012)
Options Exercised                    122,000      122       5,978        --           --         --            --       6,100
Imputed Interest                          --       --     151,788        --           --         --            --     151,788
Amortization of Unearned
   Compensation                           --       --          --   283,500           --         --            --     283,500
Disposal of Subsidiary                    --       --          --        --   (2,640,000)        --            --  (2,640,000)
Net Loss for year ended 12/31/99          --       --          --        --           --         --    (7,338,070) (7,338,070)
                                   --------- --------  ----------  --------   ----------   --------   -----------  ----------

Balance - December 31, 1999       14,979,226   14,979   5,028,971   (94,500)  (3,006,012)        --    (8,372,806) (6,429,368)

Common Stock Issued                2,480,384    2,480   1,589,916        --           --         --            --   1,592,396
Amortization Unearned Comp.               --       --          --    94,500           --         --            --      94,500
Net Loss                                  --       --          --        --           --         --    (2,910,059) (2,910,089)
                                  ---------- --------  ----------  --------   ----------   --------   -----------  ----------

Balance at December 31, 2000      17,459,610   17,459   6,618,887        --   (3,006,012)        --   (11,282,865) (7,569,407)
Net Income                                --       --          --        --           --         --     1,266,478   1,266,478
Foreign Currency Adjustment               --       --          --        --           --         --            --      32,753
                                  ---------- --------  ----------  --------   ----------   --------   -----------  ----------

Balance at March 31, 2001         17,459,610 $ 17,459  $6,618,887  $     --  $(3,006,012)  $     --  $(10,016,387)$(6,270,176)
                                  ========== ========  ==========  ========  ===========   ========  ============ ===========


                   E-VANTAGE SOLUTIONS INC.  AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


      For further financial information, see the NOTES to the Consolidated Financial Statements in the Company's Form 10-KSB filing for December 31, 2000, which are included by reference hereinunder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table contains certain selected financial data of the Company regarding its operations for 1Q2001, the three month quarter ending on March 31, 2001, as well as comparable data for the same quarter in the prior fiscal year 2000, and is qualified by the more detailed financial statements and the notes thereto provided in this report, as well as the report and Notes to the Financial Statements provided in the Company's 10-KSB filing for December 31, 2000.

Statement of Operations Data


                                        ($ in thousands)


                         Three Months Ended             Three Months Ended
                           March 31, 2001                 March 31, 2000
                               Actual                         Actual

Gross revenue                  $4,452                          $939
Operating Income (Loss)        $1,345                         ($981)

Balance Sheet Data


                                As at March 31, 2001        As at March 31, 2000
                                       Actual                      Actual

Current Assets                         $4,043                      $2,116
Total Assets                            4,745                       3,036
Current Liabilities                    11,015                      10,752
Long-Term Debt
Total Liabilities                      11,015                      10,752
Shareholders' Equity                  (6,270)                      (7,717)


ProForma -Balance Sheet Data (assuming conversion of Stockholders's debt to equity)
--------------------------------------------------------------------------------


                                   As at March 31, 2001
                                          Actual

Current Assets                            $4,043
Total Assets                               4,745
Current Liabilities                        2,657
Long-Term Debt
Total Liabilities                          2,657
Shareholders' Equity                        2088

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview The results of 1Q2001, for the period ending March 31, 2001, are informed by the overall history of the Company as follows.

History of the Company from September 1998 to March 31, 2000, when the Company's Transition to Current Focus, Strategy, and Form Was Begun

The Company's current activities as a technology firm began when, as part of a re-organization, we changed our name to Elligent Consulting Group, Inc. on July 31, 1998, with a focus on acquiring a number of general technology consulting companies through a "roll-up" strategy. On September 3, 1998, with an effective date of August 1, 1998, for accounting purposes, we issued 12,950,000 shares of our restricted common stock to the then current shareholders of Patra Capital in exchange for all of the issued and outstanding common stock of Patra Capital. At that time, the management of Patra Capital became our management. The merger was accounted for as a recapitalization. On September 21, 1998, effective August 1, 1998, for accounting purposes, we, through our wholly owned subsidiary, Patra Capital, purchased Conversion Services International, Inc., which was a general technology consulting/staffing firm. Subsequently, the Company decided in December of 1999 to divest CSI and completed the divestiture on March 31, 2000, and has reflected the financial results of CSI in the Company's Consolidated Financial Statements, both while the Company owned CSI and after it divested it, as "Profit/Losses from Discontinued Operations." In July 1999, the Company purchased the operations of ECS, which is a small technology consulting company that provides infrastructure consulting services to primarily New York financial services industry customers.

During the first quarter of fiscal year 2000, the Company planned and began implementation of a shift in focus toward becoming a consulting services and software company focused primarily on mobile and internet based business functions, including such key business activities as internet and mobile based payment systems. To that end the Company discontinued its roll-up strategy and general technology consulting business, through the divestiture of its operating subsidiary in that area, CSI; and acquired and invested in the growth from early 2000 through the end of fiscal year 2000 its European subsidiary, the e-Vantage Company Limited, which became focused on such consulting and services.

Description of the Company's Activities During Current Year and Quarter in connection with Company's Transition to Current Strategy and Form

During Fiscal year 2001, despite year-to-year growth in its consulting business in its target mobile and internet based markets, the Company continued with its plan of evolving into a software as well as services company for its target markets. The Company believed that such transition was becoming especially urgent, as a result of the continuing and deepening global recession and its on-going and projected severe impact on consulting businesses and their valuation by capital markets. In that regard, in November 2001, the Company acquired certain messaging based middleware software assets and began commercializing them for release in fiscal year 2002 (reference is herein-under made to the Company's filing of the 10-K for fiscal year 2000 for more detailed description of the Company's plans, strategy, and activities in this regard).

In connection with these activities, and especially the discontinuation of the Company's roll-up strategy and previously acquired general technology consulting business and its shift toward mobile and internet based consulting, services, and software activities, including development of international operations, the Company incurred substantial losses in every quarter until reaching profitability in the quarter ending December 31, 2000.

In the 1Q2001 quarter, ending March 31, 2001, the Company had revenues of $4.4 million and operating profits of over $1.3 million. Such increase in revenues and profitability from the $2.9 million revenue and $286,537 operating profit from the prior quarter 4Q2000, ending December 31, 2000, was due to a large increase in our customers' use of billable personnel, primarily utilizing Company employees rather than more expensive contract consultants with the consequent reduction of personnel that were not utilized by our customers in billable jobs. Such increase occurred primarily in connection with two major on-going projects of the Company with Chase and Deutsche Bank and related entities. Disproportionate increase in profitability also resulted from the fact that the Company continued to operate without appropriate overhead related personnel and the connected expense. Therefore, the Company believes that such levels of profitability as a percent of revenues could not continue in the future even if revenue levels remained the same.

Furthermore, the Company continued to depend on just a few projects from a few customers for most of its revenues, similarly to such dependency as was described in the Company's 10-KSB filing for fiscal year 2000. The Company believes that a change to a larger set of customers and more projects has been made difficult as a result of continuing dramatic reductions in the use of outside consultants by customers across the board, because of the on-going and deepening world economic crisis. Such reductions of billable consultants continue to be experienced by most technology consulting companies, resulting in collapsing revenue levels and market valuations by such consulting companies.

Therefore,  both  the  levels  of  revenues  and  profitability,  as  well  as a comparison of the Company's 1Q2001 quarter revenues of $4.4 million and operating profits of $1.3 million, with the same period prior year revenues of $939,458 and operating losses of $981,438, may not be meaningful (or may even be misleading) indicators of potential revenue and profitability performance in subsequent quarters in the current year or in the immediate future (as quarterly filings of the Company for subsequent quarters in the current year also indicate). The Company believes that given the prevailing economic climate and continuing lack of market demand for billable consultants, its projects could easily terminate from one quarter to the next. This would cause severe loss of revenues, since the Company lacks the breadth of customer base to protect it against the resulting potentially dramatic decrease of revenues and profitability, both in comparison to prior quarters in the current year and in comparison to the same quarter in the prior year

During 1Q2001, the Company also expanded its management depth by hiring a new Managing Director, Stewart O'Malley, to head the Company's European operations, and Tom Healey, as President of the Company's US operations, with special focus on implementing the Company's transition toward value-add software mobile and internet oriented applications, such as those that the Company is currently implementing based on the messaging-based middleware software platform it acquired in November 2001. Such expansion will have immediate impact on increasing costs and lowering profitability.

Together with the Company's published financial results for the four quarters in
fiscal  year  2000,  the  last  five  consecutive   quarters  of  the  Company's
operations, based on its new focus and strategy, are as follows:



                1Q2000          2Q2000          3Q2000         4Q2000         1Q2001
            March 31, 2000   June 30, 2000  Sept. 30, 2000  Dec. 31, 2000  Mar. 31, 2001

Revenues    $939,458        $1,378,028      $2,580,763     $2,936,977      $4,452,072

Operating
Profit/Loss ($981,438)      ($1,278,403)    ($76,934)      $286,537        $1,344,669


The  Company's  plans  are to  continue  addressing  both  growth  and  customer diversity as well as cost management, increased profitability, and the development of greater liquidity and access to capital, especially through its planned transition toward a full software and services model.


Liquidity and Financial Condition

As of March 31, 2001, we continued to have working capital deficit, which was in the amount of almost $9 million (including amounts due to related parties of about $8.4 million). This latter amount that is due to related parties is principally due to entities associated with the Company's CEO's family, which also constitutes the Company's principal shareholders. We believe that sufficient sources of funds can be found to cover the working capital needs of the Company. Such sources of funds are (i) from projected positive cash flow from operations (ii) from potential issuance of the Company's Common Stock, and
(iii) from other public and private financing sources, including strategic partners with whom the Company is doing or plans to do business and existing shareholders of the Company that have an interest in preserving their investment in the Company.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds in the Period ending March 31, 2001

None

Item 6. Exhibits and Reports On Form 8-K

        (a) Exhibits

            27 -- Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          E-VANTAGE SOLUTIONS INC.


Dated: March 20, 2002                     By:  /s/ Andreas Typaldos
                                             ------------------------------
                                             Andreas Typaldos
                                             Chairman of the Board and Chief
                                             Executive Officer