Form 10QSB
period 2001-06-30
ELLIGENT CONSULTING GROUP INC
filed 2002-03-20
CIK 814741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001 Commission File Number 000-25257


                            e-Vantage Solutions, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                      87-0453842
              ------                                      ----------
(State or other jurisdiction of          (I.R.S. Employer incorporation or
     Identification No.)                               organization)


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

                            E-VANTAGE SOLUTIONS INC.

                                  Form 10-QSB
                  For The Quarterly Period Ended June 30, 2001

                               Table of Contents

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Balance Sheet as of June 30, 2001 (unaudited)........3

        Consolidated Statement of Operations for the three months and six months ended June 30, 2001(unaudited) and for the three months ended June 30, 2000 (unaudited)...................................5

        Consolidated Statement of Cash Flows for the three months ended June 30, 2001 (unaudited) and for the three months ended June 30,
        2000 (unaudited)..................................................6

        Consolidated Statement of Stockholders' Equity for the three months ended June 30, 2001 (unaudited)............................8

        Notes to Consolidated Financial Statements (unaudited)............9

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................9

PART II.    OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds....................13

    Item 6. Exhibits and Reports on Form 8-K.............................13

SIGNATURES...............................................................14

                          PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

                   E-VANTAGE SOLUTIONS INC. AND SUBSIDIARIES

                 Consolidated Balance Sheet as of June 30, 2001
                                  [Unaudited]



ASSETS
CURRENT ASSETS:
  Cash                                                              $  (43,874)
  Trade Accounts Receivable                                          4,511,739
  Other Current assets                                                  24,153
                                                                    ----------

     TOTAL CURRENT ASSETS                                            4,492,018
                                                                    ----------

FIXED ASSETS                                                           189,671
                                                                    ----------
GOODWILL                                                               448,292
                                                                    ----------

TOTAL ASSETS                                                        $5,129,981
                                                                    ==========













          See Accompanying Notes to Consolidated Financial Statements.

                   E-VANTAGE SOLUTIONS INC.  AND SUBSIDIARIES

                 Consolidated Balance Sheet as of June 30, 2001
                                   [Unaudited]



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                  $2,137,597
  Accrued Expenses                                                   1,326,809
  Accrued Expenses-Stockholders                                      1,089,360
  Accrued Interest Stockholders                                        906,028
  Notes payable - Stockholders                                       3,453,415
  Due to Affiliates                                                  2,258,376
                                                                    ----------

  TOTAL CURRENT LIABILITIES                                         11,171,585
                                                                    ----------

STOCKHOLDERS' EQUITY:
  Common Stock                                                          17,459
  Capital in excess of par value                                     6,618,887
  Foreign Translation                                                  119,491
  Accumulated Deficit                                              (11,282,865)
  Current Income                                                     1,491,436
  Less: Treasury Stock                                              (3,006,012)
  Less: Subscription Receivable                                              0
                                                                    ----------

TOTAL STOCKHOLDERS' EQUITY                                          (6,041,604)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $5,129,981
                                                                    ==========



          See Accompanying Notes to Consolidated Financial Statements.

                   E-VANTAGE SOLUTIONS INC. AND SUBSIDIARIES

                      Consolidated Statement of Operations


                                Six Months  Six Months Three Months Three Months
                                  June 30,    June 30,      April-     April-
                                    2001       2000    June 30,2001 June 30,2000

INCOME:
  Revenue                       $8,743,339  $2,137,486  $4,291,267  $1,378,028
  Cost of revenue                4,465,463   1,697,010   2,506,676   1,057,461
                                 ---------   ---------   ---------   ---------

      Gross profit               4,277,876     620,477   1,784,591     320,567
                                 ---------   ---------   ---------   ---------

COSTS AND EXPENSES:
  General and administrative     2,474,763   2,879,904   1,377,879   1,598,930
  Depreciation                      40,025         413      20,314          40
  Amortization                      64,042          --      32,021          --
                                 ---------   ---------   ---------   ---------

      Total Costs and Expenses    2,578,830  2,880,318   1,430,214   1,598,970
                                  ---------  ---------   ---------   ---------

Operating Income (Loss)           1,699,046  2,259,841     354,377  (1,278,403)
                                  ---------  ---------   ---------  -----------

OTHER EXPENSE:
  Interest Expense - Stockholders (202,000)    (50,000)   (101,000)    (50,000)
  Interest Expense                  (7,187)          0      (4,419)          0
                                  ---------  ---------   ----------  ---------

      Total Other Expense         (209,187)    (50,000)   (105,419)    (50,000)
                                  --------   ----------  ---------   ----------

Income (Loss) from Continuing
 Operations                      1,489,859                (248,958)
Other Income                         1,577                 (24,000)
                                 ---------               ---------

Net Income (Loss)                $1,491,436              $ 224,958
                                 ==========              =========

Income (Loss) per Share of Common Stock:
Loss from Continuing Operations  $    0.09
Income (Loss) Discontinued
 Operations                      $    0.00
                                     -----

BASIC AND DILUTED LOSS PER
  SHARE                          $    0.09
                                 =========

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING       17,459,610  17,096,149  17,459,610  17,096,149
                                 ==========  ==========  ==========  ==========

          See Accompanying Notes to Consolidated Financial Statements.

                   E-VANTAGE SOLUTIONS INC. AND SUBSIDIARIES
    Consolidated Statement of Cash Flows for Six Months Ended June 30, 2001


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                 $1,491,436
  Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and Amortization                                       104,067
   Comprehensive Income                                                 36,367
   Imputed Interest                                                    200,000

   (Increase) decrease in:
     Accounts receivable                                            (2,655,371)
     Other current assets                                              (23,004)

   Increase (decrease) in:
     Accounts payable                                                  948,596
     Accrued expenses                                                  432,769
     Accrued Interests Stockholders                                      2,000
     Accrued expenses-stockholders                                     170,942
                                                                    ----------

NET CASH-- OPERATING ACTIVITIES                                        707,802
                                                                    ----------
NET CASH  - DISCONTINUED OPERATIONS                                    330,000
                                                                    ----------
INVESTING ACTIVITIES
Payments for Property and Equipment                                    (13,808)
                                                                    -----------
FINANCING ACTIVITIES
Increase(decrease) in cash overdraft                                    43,874
Due to affiliates                                                   (1,247,055)
                                                                    -----------
NET CASH - FINANCING ACTIVITIES                                     (1,203,181)
                                                                    -----------
NET INCREASE (DECREASE) IN CASH                                       (179,187)
CASH AT BEGINNING OF PERIOD                                            179,187
                                                                    ----------
CASH AT END OF PERIOD                                               $        0
                                                                    ==========



          See Accompanying Notes to Consolidated Financial Statements.

                   E-VANTAGE SOLUTIONS INC. AND SUBSIDIARIES
  Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2001
                                  (Unaudited)


As more fully described in the Company's December 31, 1998, report on Form 10-KSB, 1998 operations are not meaningful.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

See Form 10-KSB filing for December 31, 2000, which is included by reference hereinunder, for schedule of non-cash and financing activities.

























          See Accompanying Notes to Consolidated Financial Statements.




                           E-VANTAGE SOLUTIONS INC.  AND SUBSIDIARIES
      Consolidated Statement of Stockholder's Equity for the six months ended June 30, 2001

                                                        Capital in                                                     Total
                                         Common Stock    Excess       Unearned   Treasury     Stock    Accumulated Stockholder's
                                      Shares    Amount of Par Value Compensation  Stock   Subscription    Deficit    Equity

Balance - December 31, 1998      14,544,225   $ 14,544  $2,992,518  $     --   $       --   $     --   $  (831,894) $2,175,168
Equity of merged entity                  --         --       1,000        --           --         --      (202,842)   (201,842)
Common Stock Issued                 250,001        250   1,499,750        --           --         --            --   1,500,000
Common Stock issued in lieu of Cash
   Payment for Marketing             63,000         63     377,937  (378,000)          --         --            --          --
Treasury Stock Purchase 66,502 $6/sh
   Treasury Stock sold                   --         --          --        --     (366,012)        --            --    (366,012)
Options Exercised                   122,000        122       5,978        --           --         --            --       6,100
Imputed Interest                         --         --     151,788        --           --         --            --     151,788
Amortization of Unearned
   Compensation                          --         --          --   283,500           --         --            --     283,500
Disposal of Subsidiary                   --         --          --        --   (2,640,000)        --            --  (2,640,000)
Net Loss for year ended 12/31/99         --         --          --        --           --         --    (7,338,070) (7,338,070)
                                  ---------   --------  ----------  --------   ----------   --------   -----------  ----------

Balance - December 31, 1999      14,979,226     14,979   5,028,971   (94,500)  (3,006,012)        --    (8,372,806) (6,429,368)

Common Stock Issued               2,480,384      2,480   1,589,916        --           --         --            --   1,592,396
Amortization Unearned Comp.              --         --          --    94,500           --         --            --      94,500
Net Loss                                 --         --          --        --           --         --    (2,910,059) (2,910,089)
                                  ---------   --------  ----------  --------   ----------   --------   -----------  ----------

Balance at December 31, 2000     17,459,610     17,459   6,618,887        --   (3,006,012)        --   (11,282,865) (7,569,407)

Net Income                               --         --          --        --           --         --     1,491,436   1,491,436
Foreign Currency Adjustment              --         --          --        --           --         --            --      36,367
                                  ---------   --------  ----------  --------   ----------   --------   -----------  ----------

Balance at June 30, 2001         17,459,610   $ 17,459  $6,618,887  $     --  $(3,006,012)  $     --   $(9,791,429)$(6,041,604)
                                 ==========   ========  ==========  ========  ===========   ========   =======================


                                                8

                           E-VANTAGE SOLUTIONS INC.  AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements
                                           (Unaudited)




     For further financial information, see the NOTES to the Consolidated Financial Statements in the Company's Form 10-KSB filing for December 31, 2000, which are included by reference herein-under.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table contains certain selected financial data of the Company regarding its operations for 2Q2001, the three month quarter ending on June 30, 2001, as well as comparable data for the same quarter in the prior fiscal year 2000, and is qualified by the more detailed financial statements and the notes thereto provided in this report, as well as the report and Notes to the Financial Statements provided in the Company's 10-KSB filing for December 31, 2000.

Statement of Operations Data


                                       ($ in thousands)

------------------- ------------------------------------------------------

                      Three Months Ended        Six Months     Three Months
                        June 30, 2001              Ended           Ended
                            Actual             June 30 ,2001   June 30, 2000
                                                  Actual          Actual
-------------------  -------------- --------------- ---------------------------

Gross revenue               $4,291                $8,743          $1,378
Operating Income             $354                 $1,699         ($1,278)
(Loss)
------------------- ---------------------- -- --------------- ---------------

Balance Sheet Data


                                  As at June 30, 2001        As at June 30, 2000
                                         Actual                    Actual

Current Assets                           $4,492                    $2,002
Total Assets                              5,129                     2,525
Current Liabilities                      11,172                    10,349
Total Liabilities                        11,172                    10,349
Shareholders' Equity                     (6,041)                   (7,824)
------------------------------- ------------------------ -----------------------

Pro-Forma  Balance  Sheet  Data  (assuming   conversion  of  Company's  debt  to
stockholders)


                                  As at June 30, 2001
                                         Actual

Current Assets                           $4,492
Total Assets                              5,129
Current Liabilities                       3,465
Total Liabilities                         3,465
Shareholders' Equity                      1,666

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview The results of 2Q2001, for the period ending June 30, 2001, are informed by the overall history of the Company as follows.

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

During the first quarter of fiscal year 2000, the Company planned and began implementation of a shift in focus toward becoming a consulting services and software company focused on primarily mobile and internet based business functions, including such key business activities as internet and mobile based payment systems. Toward that end the Company discontinued its roll-up strategy and general technology consulting business, through the divestiture of its operating subsidiary in that area, CSI; and acquired and invested in the growth from early 2000 through the end of fiscal year 2000 its European subsidiary, the e-Vantage Company Limited, which became focused on such consulting and services.

Description of the Company's Activities and Performance During Current Year and Quarter, in connection with Company's Transition to Current Strategy and Form

During fiscal year 2001, despite year-to-year growth in its consulting business in its target mobile and internet based markets, the Company continued with its plan of evolving into a software as well as services company for its target markets. The Company believed that this was especially urgent, as a result of the continuing and deepening global recession and its on-going and projected severe impact on consulting businesses and their valuation by capital markets. The Company's plans became more concrete in November 2001 when it acquired certain messaging based middleware software assets and began commercializing them for release in fiscal year 2002 (reference is herein-under made to the Company's filing of the 10-K for fiscal year 2000 for more detailed description of the Company's plans, strategy, and activities in this regard).

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

In the 2Q2001 quarter, ending June 30, 2001, the Company had revenues of $4.3 million and operating profits of over $354,377. As during prior current year quarters, and again in connection with the continuing and deepening global recession and the Company's focus on its strategic shift toward mobile based business functions, the Company continued to depend on the same few projects from the same few customers as in prior quarters for most of its revenue (such dependency described in the Company's 10-K filing for fiscal year 2000, which is made part of this filing by reference herein-under).

Therefore, the Company continues to believe, as it indicated in prior current year quarter filings, that comparison of the Company's 2Q2001 quarter revenues of $4.3 million and operating profits of $354,377, with the same period prior year revenues of $1.4 million and operating loss of approximately $1.3 million, may not be meaningful (or may even be misleading) indicators of potential revenues and profitability in subsequent quarters or years.

As reiterated in connection with prior quarter filings, the Company believes that given the prevailing economic climate and continuing loss of revenues by most consulting companies, its projects could easily terminate from one quarter to the next. As a result of the size and the small number of projects involved, this would cause severe loss of revenues and profitability, since the Company lacks the breadth of customer base to make up for such losses from even a single project and to protect against what may become dramatic decreases of revenues and profitability in immediately or short term subsequent quarters (as can be seen from subsequent quarter filings).

In addition, the Company's profitability during 2Q2001, ending in June 30, 2001, suffered significantly in comparison to 1Q2001, ending in March 31, 2001. While revenues were comparable at $4.3 and $4.4 respectively, profits declined substantially from about $1.3 million to $354,377. The Company believes that the primary reasons for such decline were the addition of a substantial number of management and support personnel that were not billable; the use of more expensive contract consultants rather than employees; and the retention of employee consultants that were off-billing and who were kept in anticipation of new projects that were hoped to be started in the near future; and expenses related to the Company's efforts in sales and marketing in connection with its plan to acquire new customers and to keep existing projects going. Therefore, the Company believes that such lower profitability is more likely to be indicative of the Company's future performance than the higher profitability that was achieved in1Q2001, ending March 31, 2001.

Together with the Company's published financial results for the four quarters in fiscal year 2000, the last six consecutive quarters of the Company's operations, based on its new focus and strategy, are as follows:



              1Q2000      2Q2000      3Q2000      4Q2000     1Q2001      2Q2001
             March 31,   June 30,    Sept. 30,   Dec. 31,   Mar. 31,    June 30,
               2000        2000        2000        2000       2001        2001


Revenues     $939,458  $1,378,028  $2,580,763  $2,936,977  $4,452,072 $4,291,267

Operating
Profit/Loss ($981,438) $1,278,403)   ($76,934) $  286,537  $1,344,669 $  354,377



The  Company's  plans  are to  continue  addressing  both  growth  and  customer diversity as well as cost management, increased profitability, and the development of greater liquidity and access to capital, especially through its planned transition toward a full software and services model.

Liquidity and Financial Condition

As of June 30, 2001, we continued to have working capital deficit, which was in the amount of $?? million (including amounts due to related parties of about $7.7 million, which declined from the approximately $8.4 million that was due at March 31, 2001 as a result of payments made by the Company against that debt). This latter amount that is due to related parties is principally due to entities associated with the Company's CEO's family, which also constitutes the Company's principal shareholders. We believe that sufficient sources of funds can be found to cover the working capital needs of the Company. Such sources of funds are (i) from projected positive cash flow from operations (ii) from potential issuance of the Company's Common Stock, and (iii) from other public and private financing sources, including strategic partners with whom the Company is doing or plans to do business and existing shareholders of the Company that have an interest in preserving their investment in the Company.

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

                                   PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds in the Period ending June 30, 2001

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